Form 10-Q
period 2015-09-30
Invuity, Inc.
filed 2015-11-12
CIK 1393020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of November 2, 2015 was 13,306,698.

i

PART I – Financial Information

ITEM 1. Financial Statements.

INVUITY, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$54,035	$6,048
Accounts receivable, net	3,284	2,798
Inventory	4,882	4,271
Prepaid expenses and other current assets	1,372	2,486

Total current assets	63,573	15,603
Restricted cash	1,090	1,125
Property and equipment, net	9,014	8,541
Other non-current assets	—	55

Total assets	$73,677	$25,324

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,108	$1,075
Accrued and other current liabilities	3,338	4,162

Total current liabilities	4,446	5,237
Deferred rent	2,826	2,676
Convertible preferred stock warrant liability	—	136
Long-term debt—related party	14,444	9,347

Total liabilities	21,716	17,396

Commitments and contingencies
Convertible preferred stock, $0.001 par value— 0 and 6,207,320 shares authorized at September 30, 2015 and December 31, 2014, respectively; 0 and 6,056,403 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	73,755
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value—10,000,000 and no shares authorized at September 30, 2015 and December 31, 2014, respectively; no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value—100,000,000 and 9,189,189 shares authorized at September 30, 2015 and December 31, 2014, respectively; 13,305,713 and 711,249 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	13	1
Additional paid-in capital	147,501	2,209
Accumulated deficit	(95,553)	(68,037)

Total stockholders’ equity (deficit)	51,961	(65,827)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$73,677	$25,324

See accompanying notes to unaudited condensed financial statements.

INVUITY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$5,595	$3,724	$14,784	$8,694
Cost of goods sold	2,035	1,294	5,605	3,231

Gross profit	3,560	2,430	9,179	5,463

Operating expenses:
Selling, general and administrative	10,180	6,063	29,020	16,066
Research and development	2,042	1,287	5,799	3,800

Total operating expenses	12,222	7,350	34,819	19,866

Loss from operations	(8,662)	(4,920)	(25,640)	(14,403)
Interest expense	(504)	(348)	(1,377)	(1,070)
Interest and other income (expense), net	28	(22)	(499)	15

Net loss and comprehensive loss	$(9,138)	$(5,290)	$(27,516)	$(15,458)

Net loss per common share, basic and diluted	$(0.69)	$(8.11)	$(4.84)	$(23.86)

Weighted-average shares used to compute net loss per common share, basic and diluted	13,292,849	651,959	5,684,755	647,791

See accompanying notes to unaudited condensed financial statements.

INVUITY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(27,516)	$(15,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,258	225
Stock-based compensation	919	492
Changes in fair value of convertible preferred stock warrant liability	472	15
Provision for doubtful accounts	147	60
Noncash interest expense	107	55
Accretion of premium on marketable securities	—	173
Changes in operating assets and liabilities:
Accounts receivable	(633)	(1,043)
Inventory	(611)	(369)
Prepaid expenses and other current assets	1,119	(286)
Accounts payable	30	(394)
Accrued and other current liabilities	696	634
Deferred rent	121	(20)

Net cash used in operating activities	(23,891)	(15,916)

Cash flows from investing activities:
Purchases of property and equipment	(3,181)	(577)
Purchases of marketable securities	—	(17,508)
Sales of marketable securities	—	4,297
Maturities of marketable securities	—	851
Change in restricted cash	35	(1,090)

Net cash used in investing activities	(3,146)	(14,027)

Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	47,219	—
Proceeds from issuance of long-term debt -related party, net of issuance costs	5,000	9,800
Repayments of long-term debt	—	(2,500)
Proceeds from issuance of common stock upon exercise of stock options	36	27
Proceeds from issuance of convertible preferred stock, net of issuance costs	22,769	20,806

Net cash provided by financing activities	75,024	28,133

Net increase (decrease) in cash and cash equivalents	47,987	(1,810)
Cash and cash equivalents, beginning of period	6,048	4,953

Cash and cash equivalents, end of period	$54,035	$3,143

Supplemental disclosures of cash flow information:
Interest paid	$—	$275
Interest paid to related party	$1,271	$740
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$12	$1,676
Reclassification of convertible preferred stock warrant liability and convertible preferred stock to additional paid-in capital upon conversion of preferred stock warrants into common stock warrants and convertible preferred stock into common stock	$73,891	$—

See accompanying notes to unaudited condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Organization and Description of Business

Invuity, Inc. (the “Company”), was incorporated in the state of California on November 29, 2004 and reincorporated in Delaware in May 2015. The Company is a commercial-stage medical technology company which utilizes its proprietary Intelligent Photonics technology to develop single-use and reusable illuminated surgical devices, which provide surgeons with illumination and direct visualization of surgical cavities during open minimally invasive and minimal access procedures. The Company’s management, development and management facilities are located in San Francisco, California.

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

Upon the effectiveness of the Amended and Restated Certificate of Incorporation of the Company on June 18, 2015, the number of shares of capital stock the Company is authorized to issue was increased to 110,000,000 shares, of which 100,000,000 shares are common stock and 10,000,000 shares are preferred stock. Both the common stock and preferred stock have a par value of $0.001 per share. There are no shares of preferred stock outstanding at September 30, 2015.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s prospectus dated June 15, 2015 filed with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”). The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results expected for the full fiscal year or any other periods.

Reclassifications

Certain prior year amounts in the condensed financial statements and notes thereto have been reclassified where necessary to conform to the current presentation. These reclassifications did not affect the prior period’s stockholders’ equity, net loss or net cash used in operating activities.

Out-of-Period Adjustments

During the three months ended June 30, 2015, the Company recorded an out-of-period adjustment to reverse revenue that the Company had originally recorded in the fourth quarter of 2014 associated with sales to a distributor for military facilities. The correction of this error resulted in an increase to the Company’s net loss of $302,000 for the nine months ended September 30, 2015 and a corresponding decrease to accounts receivable. The distributor has returned the underlying inventory, and the Company has terminated the relationship with the distributor involved, and started working with a new distributor for military accounts. Management has assessed the impact of the adjustment and does not believe the amount is material to any prior period financial statements, and the impact of correcting the error in the nine months ended September 30, 2015 is not material to those financial statements and is not expected to be material to the financial statements for the year ending December 31, 2015. As a result, the Company has not restated any prior period amounts.

During the three months ended March 31, 2015, the Company recorded an out-of-period adjustment to increase the fair value of the convertible preferred stock warrant liability, which was incorrectly valued at December 31, 2014 due to an error in the expected term assumption. The correction of this error resulted in an increase to the Company’s net loss of $370,000 for the three months ended March 31, 2015 and a corresponding increase to the convertible preferred stock warrant liability. Management has assessed the impact of the adjustment and does not believe that the amount is material to any prior period financial statements, and the impact of correcting the error in the nine months ended September 30, 2015 is not material to those financial statements and is not expected to be material to the financial statements for the year ending December 31, 2015. As a result, the Company has not restated any prior period amounts.

During the three months ended March 31, 2015, the Company determined that certain expenses relating to research and development in 2014 had been incorrectly classified within selling, general and administrative expenses, due to an erroneous allocation of departmental expenses. The company has not revised the statement of operations for the three months ended September 30, 2014 or for the nine months ended September 30, 2014. The reclassification would have resulted in an increase to research and development expenses of $386,000 and $613,000, with a corresponding decrease to selling, general and administrative expenses for the respective periods. Management has assessed the impact of the correction and has concluded that it is not material to the financial statements being presented.

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

Restricted Cash

Restricted cash represents a certificate of deposit held at a financial institution as collateral for a letter of credit related to the Company’s facility lease in San Francisco, California.

Fair Value of Financial Instruments

Carrying amounts of the Company’s financial instruments, including cash equivalents, accounts receivable and accounts payable approximate fair value due to their relatively short maturities. As of September 30, 2015 and December 31, 2014, based on Level 2 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s long-term debt approximates its fair value.

Customer Concentration

Significant customers are those which represent 10% or more of the Company’s total revenue for each period presented in the condensed statements of operations and comprehensive loss or 10% or more of the Company’s net accounts receivable balance at each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable, net as a percentage of total accounts receivable, net were as follows:

	Revenue								Accounts Receivable, net
	Three Months Ended September 30,				Nine Months Ended September 30,				September 30, 2015		December 31, 2014
	2015		2014		2015		2014
Customers:
Customer A		*	13%			*	14%			*	12%
Customer B		*		*		*		*		*	12%

*	Less than 10%

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

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (“ASU No. 2015-03”). ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance of debt issuance costs is not affected by the amendments in this update. The standard will be effective for the Company beginning in the first quarter of 2016 and requires the Company to apply the new guidance on a retrospective basis on adoption. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 amends guidance on the measurement of inventory from lower of cost or market to net realizable (“ASU 2015-11”) value. The amendment applies to all inventory other than those measured by Last-In-First-Out and the Retail Inventory Method. The amendment is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the impact, if any, that the adoption of ASU 2015-11 will have on its financial statements and related disclosures.

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

The Company’s financial instruments consist of Level 1 assets and at December 31, 2014, Level 3 liabilities. Where quoted prices are available in an active market, securities are classified as Level 1. Level 1 assets consist primarily of highly liquid money market funds that are included in cash and cash equivalents and restricted cash.

Level 3 liabilities that were measured at fair value on a recurring basis consisted of the convertible preferred stock warrant liability, which was measured using the probability weighted expected return method that calculated the probability of the Company going public or being acquired, and the option-pricing method for remaining private in the near to mid-term. Upon completion of the Company’s IPO, the convertible preferred stock warrants were converted into common stock warrants and the fair value of the liability of $0.6 million was transferred to additional paid-in capital. The warrants are no longer subject to remeasurement.

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$52,738	$—	$—	$52,738

	$52,738	$—	$—	$52,738

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Money market funds(a)	$5,768	$—	$—	$5,768

	$5,768	$—	$—	$5,768

Liabilities
Convertible preferred stock warrant liability	$—	$—	$136	$136

	$—	$—	$136	$136

(a) - Balances include $35,000 classified as non-current restricted cash as of December 31, 2014.

The following table sets forth a summary of the changes in the fair value of the convertible preferred stock warrant liability, the Company’s Level 3 financial liability, which is measured on a recurring basis (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
Beginning balance	$—	$657	$136	$86
Issuance of convertible preferred stock warrants	—	—	—	572
Change in fair value recorded in interest and other income (expense), net	—	16	472	15
Reclassification of liability to additional paid-in capital upon conversion to common stock warrants	—	—	(608)	—

Ending balance	$—	$673	$—	$673

4.	Balance sheet components

Inventory

Inventory consisted of the following (in thousands):

	September 30, 2015	December 31, 2014

Raw materials	$827	$894
Work-in-process	799	768
Finished goods	3,256	2,609

Total inventory	$4,882	$4,271

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Prepaid expenses	$1,366	$420
Tenant improvement allowance receivable	—	2,064
Other	6	2

Total prepaid expenses and other current assets	$1,372	$2,486

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2015	December 31, 2014

Computer equipment and software	$1,113	$633
Laboratory and manufacturing equipment	1,356	816
Furniture and fixtures	1,445	1,409
Leasehold improvements	6,889	6,541

Total property and equipment, gross	10,803	9,399
Less: accumulated depreciation and amortization	(1,789)	(858)

Total property and equipment, net	$9,014	$8,541

Depreciation and amortization expense was $439,000 and $90,000 for the three months ended September 30, 2015 and 2014 respectively, and $1,258,000 and $225,000 for the nine months ended September 30, 2015 and 2014 respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Accrued payroll-related expenses	$2,460	$1,599
Accrued independent sales agent commissions	156	227
Accrued professional fees	182	89
Accrued costs for property and equipment	—	1,453
Deferred rent	261	290
Other	279	504

Total accrued and other current liabilities	$3,338	$4,162

5.	Related Party Loan Agreement

In March 2015, the Company drew down the second tranche of $5.0 million from its $15.0 million loan agreement with HealthCare Royalty Partners (“HCRP”), a related party due to its equity ownership interest in the Company resulting in outstanding borrowings of $15.0 million as of September 30, 2015. Interest is payable quarterly at a fixed rate of 12.5% per annum with interest-only payments to be made from the effective date of the loan until March 31, 2017. Thereafter, the Company will make principal and interest payments until the maturity of the loan on December 31, 2020. The Company is permitted to make a voluntary prepayment in full, but not in part, prior to December 31, 2020, which prepayment must be made together with accrued and unpaid fixed interest on the amount prepaid and any additional amounts due in respect thereof, including an additional percentage of the aggregate loan amount or outstanding principal amount, depending on the date of prepayment. The Company’s obligations under the loan agreement are secured by a first priority security interest in all of the Company’s assets, other than bank accounts, accounts receivable and inventory. The loan agreement imposes customary affirmative and restrictive covenants, including with respect to fundamental transactions, the incurrence of additional indebtedness or liens and the payment of cash dividends, but does not include any financial covenants. The loan agreement contains a material adverse event clause which provides that an event of default will occur if, among other triggers, there occurs any circumstance that could reasonably be expected to result in a material adverse effect on the Company’s business, operations or condition, or on the Company’s ability to perform its obligations under the loan. As of September 30, 2015, management does not believe that it is probable that the clause will be triggered within the next twelve months, and therefore the debt is classified as long-term. The loan agreement also includes customary representations and warranties, events of defaults and termination provisions. As of December 31, 2014 and September 30, 2015, the Company was in compliance with all covenants.

6.	Credit Facility

In February 2015, the Company entered into an accounts receivable credit facility with Silicon Valley Bank (“SVB”) that permits the borrowing of the lesser of $7.5 million or an amount representing up to 80% of eligible accounts receivable. The credit facility matures in February 2018 and the Company’s obligations under the credit facility are secured by a first priority security interest in the Company’s bank accounts, accounts receivable, and inventory. Interest on borrowed amounts is payable monthly at the prime rate plus 0.75%. The credit facility imposes customary affirmative and restrictive covenants, including with respect to fundamental transactions, changes to the Company’s business, the incurrence of additional indebtedness or liens and the payment of dividends, but does not include any financial covenants. In addition, the credit facility states that if the Company maintains a net cash balance, defined as unrestricted cash held with SVB less any borrowings on the revolving line of credit, of more than $3.0 million, then all collections will be deposited in the Company’s operating account. If the net cash balance is below $3.0 million, then all collections will be held in an SVB-controlled account and applied to reduce the loan balance. The credit facility also includes customary representations and warranties, events of defaults and termination provisions. As of September 30, 2015, the Company has not drawn down on the credit facility and has $2.8 million available.

7.	Convertible Preferred Stock

Convertible preferred stock as of December 31, 2014 consisted of the following (in thousands except share data):

	December 31, 2014
	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Aggregate Liquidation Preference
Series A	396,605	396,590	$2,646	$2,715
Series B	493,385	478,718	8,141	8,240
Series C	1,586,392	1,566,352	17,412	17,592
Series D	2,028,236	2,016,929	24,750	25,000
Series E	1,702,702	1,597,814	20,806	21,259

Total	6,207,320	6,056,403	$73,755	$74,806

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

	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	As-Converted Shares
Series A	396,605	396,590	$2,646	396,590
Series B	493,385	478,718	8,141	568,615
Series C	1,586,392	1,566,352	17,412	1,666,248
Series D	2,028,236	2,016,929	24,750	2,034,709
Series E	1,702,702	1,597,814	20,806	1,642,002
Series F	1,654,594	1,596,212	22,769	1,671,168

Total	7,861,914	7,652,615	$96,524	7,979,332

As of September 30, 2015, there was no convertible preferred stock outstanding.

8.	Stock Option Plans

Pursuant to the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), options and restricted stock may be granted to employees, directors and consultants of the Company. Options granted under the Company’s 2005 Plan may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted to employees with exercise prices of no less than 100% the fair value of the common stock on the grant date and nonstatutory options may be granted to employees, directors or consultants at exercise prices of no less than 85% of the fair value of the common stock on the grant date, as determined by the Board of Directors. All options granted under the 2005 Plan may be exercised before they are vested. Employee stock options generally vest 25% upon one year of continued service to the Company, with the remainder in monthly increments over three additional years. Stock options granted to consultants generally vest over the performance period of the consultancy agreement, ranging from two to four years. Options expire no more than ten years after the date of grant. In connection with the Board of Directors’ and stockholders’ approval of the 2015 Plan, all remaining shares available for future award under the 2005 Plan were transferred to the 2015 Plan, and the 2005 Plan was terminated.

In April 2015, the Company’s board of directors and stockholders approved the 2015 Equity Incentive plan (“2015 Plan”), effective June 11, 2015, covering options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares that may be granted to employees, directors and consultants. The number of shares authorized for issuance under the 2015 Plan is 3,597,794 at September 30, 2015 of which 1,512,552 shares were available for grant. The number of shares available for issuance under the 2015 Plan will be increased on the first day of each fiscal year in an amount equal to at least (i) 1,494,272 shares; (ii) five percent of the outstanding shares on the last day of the immediately preceding fiscal year or (iii) such number of shares determined by the Company’s board of directors. Incentive stock options may be granted to employees or directors holding more than 10% of the voting power of all classes of stock of the Company at an exercise price of no less than 110% of the fair value of the common stock on the grant date and to all other employees or directors at an exercise price of no less than 100% of the fair value of the common stock on the grant date. Nonstatutory stock options may be granted to employees, directors and consultants at an exercise price no less than 100% of the fair value of the common stock on the grant date. Employee stock options generally vest 25% upon one year of continued service to the Company, with the remainder in monthly increments over four additional years. Options expire no more than ten years after the date of grant. Any options under the 2015 Plan that expire or otherwise terminate will revert to the 2015 Plan and again become available for issuance. The 2015 Plan also includes the granting of restricted stock, restricted stock units, stock appreciation rights and performance units.

The following table summarizes stock option activity under the plans and related information:

		Options Outstanding
	Options Available for Grant	Options Outstanding	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
				(in thousands)
Balances at December 31, 2014	315,876	1,379,503	$2.56	$9,483
Options authorized	1,851,517	—
Options granted	(736,595)	736,595	$12.60
Options exercised	—	(15,605)	$2.30
Options forfeited	81,754	(81,754)	$6.24

Balances at September 30, 2015	1,512,552	2,018,739	$6.08	$16,345

Options exercisable at September 30, 2015		1,813,302	$6.08	$16,102

Options vested and expected to vest at September 30, 2015		1,895,687	$5.81	$15,828

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock, as of September 30, 2015 and December 31, 2014.

During the three months ended September 30, 2015 and 2014, the Company granted options with a weighted average grant date fair value of $12.88 and $6.97 per share respectively. During the nine months ended September 30, 2015 and 2014, the Company granted options with a weighted average grant date fair value of $12.60 and $4.53 per share respectively.

The aggregate intrinsic value of options exercised was $11,000 and $0 during the three months ended September 30, 2015 and 2014, respectively, and $71,000 and $24,000 during the nine months ended September 30, 2015 and 2014. The total fair value of options vested was $367,000 and $140,000 for the three months ended September 30, 2015 and 2014, and $879,000 respectively, and $402,000 for the nine months ended September 30, 2015 and 2014, respectively.

The weighted-average remaining contractual life of options outstanding was 7.8 years at both September 30, 2015 and December 31, 2014. For both September 30, 2015 and December 31, 2014, the weighted-average remaining contractual life was 7.7 years, for vested and expected to vest options.

Early Exercise of Stock Options

The 2005 Plan allowed for the granting of options that may be exercised before the options have vested. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment or services, at the price paid by the purchaser. The Company’s right to repurchase these shares generally lapses 1/48 of the original grant date amount per month over four years. At September 30, 2015 and December 31, 2014, there were 10,878 and 17,566 shares of common stock outstanding subject to the Company’s right of repurchase at a weighted-average price of $2.43 and $2.34 per share.

Stock-Based Compensation

The fair value of share-based payments for option granted to employees and directors was estimated on the date of grant using the Black-Scholes option- pricing valuation model based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected term (in years)	5.0-6.32	6.0	5.0-6.32	6.0
Expected volatility	33.4-34.1%	37%	32.8-34.1%	37-38%
Risk-free interest rate	1.61-1.80%	1.80-1.93%	1.31-1.80%	1.80%-1.93%
Dividend yield	—	—	—	—

Stock-based compensation related to stock options granted to non-employees is recognized as the stock options are earned. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected term (in years)	8.1-9.9	8.0-9.5	8.1-9.9	8.0-10.0
Expected volatility	39-39.5%	38%	34-39.5%	38%-43%
Risk-free interest rate	1.85-2.06%	2.53%	1.79-3.03%	2.53%-2.72%
Dividend yield	—	—	—	—

The following table summarizes stock-based compensation expense related to stock options for the three months and nine months ended September 30, 2015 and 2014 included in the condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	$25	$5	$66	$9
Research and development	76	19	223	52
Selling, general and administrative	257	145	630	430

Total stock-based compensation expense	$358	$169	$919	$491

As of September 30, 2015, unrecognized compensation expense related to unvested options, net of estimated forfeitures, was $3.9 million, which the Company expects to recognize on a straight-line basis over a weighted-average period of 3.6 years.

9.	Net Loss per Common Share

The Company computes net income (loss) per share of common stock in conformity with the two-class method required for participating securities. The Company considers all series of the Company’s convertible preferred stock to be participating securities as the holders of the convertible preferred stock are entitled to receive a noncumulative dividend on a pari passu basis in the event that a dividend is paid on common stock. In accordance with the two-class method, earnings allocated to convertible preferred stock are excluded from the computation of net income per common share, basic and diluted. The holders of all series of convertible preferred stock do not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the three months and nine months ended September 30, 2015 and 2014 were not allocated to these participating securities. As the Company had net losses for all the periods presented, all potentially dilutive common securities were determined to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(9,138)	$(5,290)	$(27,516)	$(15,458)

Denominator:
Weighted-average common shares outstanding	13,305,057	672,635	5,699,512	668,830
Less: weighted-average unvested common shares subject to repurchase	(12,208)	(20,676)	(14,757)	(21,039)

Weighted-average shares used to compute net loss per common share, basic and diluted	13,292,849	651,959	5,684,755	647,791

Net loss per common share, basic and diluted	$(0.69)	$(8.11)	$(4.84)	$(23.86)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share for the three months and nine months ended September 30, 2015 and 2014 because their inclusion would be anti-dilutive:

	September 30,
	2015	2014
Convertible preferred stock on an as-converted basis	—	6,246,196
Options to purchase common stock	2,018,739	1,199,689
Warrants to purchase common stock	137,007	3,532
Warrants to purchase convertible preferred stock on an as-converted basis	—	134,570

Total	2,155,746	7,583,987

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

Overview

We are a commercial-stage medical technology company pioneering the use of advanced photonics to provide surgeons with improved direct visualization of surgical cavities during minimally invasive and minimal access surgical procedures. We integrate our Intelligent Photonics technology platform into our single-use and reusable advanced surgical devices to address some of the critical intracavity illumination and visualization challenges facing surgeons today. We utilize our proprietary Intelligent Photonics technology to develop optical waveguides that direct and shape thermally cool, brilliant light into broad, uniform and volumetric illumination of the surgical target. We believe that improving a surgeon’s ability to see critical anatomical structures can lead to better clinical and aesthetic outcomes, improved patient safety and reduced surgical time and healthcare costs. We sold our devices to approximately 465 active hospital customers in the third quarter of 2015, as compared to approximately 281 active hospital customers in the same quarter of 2014. Based on the number of single-use units we have shipped as of September 30, 2015, we estimate that our devices have been used in approximately 125,000 surgical procedures. We are also using our Intelligent Photonics technology to develop new devices and modalities to broaden the application and adoption of open minimally invasive and minimal access procedures and enable new advanced surgical techniques.

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

We currently sell our devices in the United States, primarily through a direct sales force. We increased the number of our direct sales representatives from 39 as of December 31, 2014 to 52 as of September 30, 2015, and we expect to continue to expand our direct sales force and marketing organization to further penetrate and expand the market by demonstrating the benefits of our Intelligent Photonics technology platform to surgeons. Our direct sales force works with independent sales agents or agencies, whom we refer to as independent sales agents, who assist us in educating targeted surgeons. Although our sales and marketing efforts are directed at surgeons because they are the primary users of our technology, the hospitals where surgical procedures are performed are our customers, as they typically are responsible for making the decisions to purchase our devices. We have a diverse customer base of hospitals in the United States. Our currently marketed devices are commonly treated as general supplies utilized in surgery. As a result, the hospital or surgical center receives a single reimbursement from the third-party payor that is intended to cover the overall cost of treatment, including the cost of devices used during the procedure, as well as the overhead cost associated with the facility where the procedure is performed. There is no separate reimbursement for our devices.

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

For the nine months ended September 30, 2015, our revenue was $14.8 million and we incurred a net loss of $27.5 million compared to revenue of $8.7 million and a net loss of $15.5 million for the nine months ended September 30, 2014. We expect to continue to incur losses for the next several years as we expand our organization to support planned sales growth, while also continuing to invest in development of new devices and modalities. As of September 30, 2015, we had an accumulated deficit of $95.6 million. We have increased our number of employees from 95 on September 30, 2014 to 131 employees as of September 30, 2015.

Financial Operations Overview

Revenue

All of our revenue is currently derived from sales of our devices in the United States. We earn revenue from the sale of our devices primarily through our direct sales force, complemented by our independent sales agents. Recent revenue growth has been driven by, and we expect our revenue to continue to increase in the future as a result of, the growth of our sales and marketing infrastructure and increased surgeon awareness of the benefits of our Intelligent Photonics technology platform over traditional surgical lighting options in the operating room. We expect our revenue to fluctuate from quarter to quarter due to a variety of factors, including:

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

Cost of Goods Sold and Gross Margin

Cost of goods sold consists primarily of material costs, manufacturing overhead, direct labor and third-party services, such as sterilization. Manufacturing overhead represents a significant portion of cost of goods sold and includes the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management. We expect overhead costs as a percentage of revenue to decrease as our production volume increases and our production process becomes more efficient. Cost of goods sold also includes depreciation expense for production equipment and certain direct costs such as shipping cost. We expect cost of goods sold to increase in absolute dollars primarily as, and to the extent, our revenue grows.

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

Selling, General and Administrative Expenses

Our selling, general and administrative, or SG&A, expenses consist primarily of compensation for executive, finance, sales, legal and administrative personnel, including sales commissions and stock-based compensation. Other significant SG&A expenses include independent sales agent commissions, conferences, trade shows, promotional activities, professional fees for legal and accounting services, consulting fees, insurance costs, travel expenses and the medical device excise tax.

We expect SG&A expenses to continue to increase in absolute dollars as we expect to hire additional direct sales representatives and expand our commercial infrastructure to both drive and support our planned revenue growth. We also expect to incur additional SG&A expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and those of the NASDAQ Global Market on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of the fair value remeasurement related to our previously outstanding convertible preferred stock warrants, which were accounted for as a liability and marked-to-market at each reporting period, and interest income from interest earned on our cash and cash equivalents.

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

There have been no material changes in our critical accounting policies during the three and nine months ended September 30, 2015, as compared to those disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our prospectus dated June 15, 2015 filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,		$	%
	2015	2014	Change	Change
	(In thousands)
Revenue	$5,595	$3,724	$1,871	50%
Cost of goods sold	2,035	1,294	741	57%

Gross profit	3,560	2,430	1,130	47%

Gross margin	64%	65%	(1%)

Operating expenses:
Selling, general and administrative	10,180	6,063	4,117	68%
Research and development	2,042	1,287	755	59%

Total operating expenses	12,222	7,350	4,872	66%

Loss from operations	(8,662)	(4,920)	(3,742)	76%
Interest expense	(504)	(348)	(156)	45%
Interest and other income (expense), net	28	(22)	50	*

Net loss	$(9,138)	$(5,290)	$(3,848)	73%

*	Not meaningful

Revenue

Revenue increased $1.9 million, or 50%, to $5.6 million during the three months ended September 30, 2015, compared to $3.7 million during the three months ended September 30, 2014. The growth in revenue was attributable to an increase in unit sales, driven by the expansion of our direct sales force, which increased the number of customers to whom we sold devices. The number of our direct sales representatives increased from 40 as of September 30, 2014 to 52 as of September 30, 2015 and the number of active customers purchasing our devices increased from approximately 280 in the third quarter of 2014 to approximately 465 in the third quarter of 2015.

Revenue attributable to our reusable metal retractors increased 36% from $0.6 million during the three months ended September 30, 2014 to $0.9 million during the three months ended September 30, 2015, and represents 17% and 16% of our total revenue for the respective quarters. Revenue from our single-use products increased 67%, from $2.4 million during the three months ended September 30, 2014 to $4.1 million during the three months ended September 30, 2015 and represents 66% and 73% of our total revenue for the respective quarters.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $0.7 million, or 57%, to $2.0 million during the three months ended September 30, 2015, compared to $1.3 million during the three months ended September 30, 2014 as a result of increased sales of our products.

Gross margin for the three months ended September 30, 2015 was 64%, compared to 65% for the three months ended September 30, 2014. The gross margin for the three months ended September 30, 2015 was negatively affected by the Company’s first quarter relocation into its current operating facility, where higher overhead costs, and an increase in the allocation of quality and operations costs to manufacturing resulted in higher production costs.

Selling, General and Administrative Expenses

SG&A expenses increased $4.1 million, or 68%, to $10.2 million during the three months ended September 30, 2015, compared to $6.1 million during the three months ended September 30, 2014. The increase in SG&A expenses was primarily attributable to a $1.3 million increase in personnel-related expenses (excluding sales commissions) as a result of increased headcount, a $0.4 million increase in commissions to direct sales representatives, a $0.2 million increase in marketing, advertising and promotion-related expenses, a $0.5 million increase in professional service fees, primarily as a result of an increase in legal, accounting and recruiting services due to the growth in our operations, a $0.1 million increase in depreciation expense primarily attributable to our current facility lease, which commenced November 2014, a $0.5 million increase in consulting expenses, and a $0.3 million increase in rent expense due to the increased rent associated with the current facility.

Research and Development Expenses

R&D expenses increased $0.8 million, or 59%, to $2.0 million during the three months ended September 30, 2015, compared to $1.3 million during the three months ended September 30, 2014. The increase in R&D expenses was primarily attributable to a $0.5 million increase in personnel-related expenses as a result of increased headcount.

Interest Expense

Interest expense increased $0.2 million to $0.5 million during the three months ended September 30, 2015, compared to $0.3 million during the three months ended September 30, 2014. The increase was due to the higher outstanding debt balance under our long-term loan with HealthCare Royalty Partners due to the additional $5.0 million borrowed in March 2015.

Comparison of the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended September 30,		$	%
	2015	2014	Change	Change
	(In thousands)
Revenue	$14,784	$8,694	$6,090	70%
Cost of goods sold	5,605	3,231	2,374	73%

Gross profit	9,179	5,463	3,716	68%

Gross margin	62%	63%	(1%)

Operating expenses:
Selling, general and administrative	29,020	16,066	12,954	81%
Research and development	5,799	3,800	1,999	53%

Total operating expenses	34,819	19,866	14,953	75%

Loss from operations	(25,640)	(14,403)	(11,237)	78%
Interest expense	(1,377)	(1,070)	(307)	29%
Interest and other income (expense), net	(499)	15	(514)	*

Net loss	$(27,516)	$(15,458)	$(12,058)	78%

*	Not meaningful

Revenue

Revenue increased $6.1 million, or 70%, to $14.8 million for the nine months ended September 30, 2015, compared to $8.7 million for the nine months ended September 30, 2014. The growth in revenue was attributable to an increase in unit sales. The increase in units was driven by the expansion of our direct sales force, which increased the number of customers to whom we sold devices. Our revenue for the nine months ended September 30, 2015 was negatively impacted by a $0.3 million reversal of revenue that we had originally recorded in the fourth quarter of 2014 associated with sales to a distributor for military facilities. The distributor has returned the underlying inventory, we have terminated the relationship with the distributor involved, and we have started working with a new distributor for military accounts.

Revenue attributable to our reusable metal retractors increased 106% from $1.2 million during the nine months ended September 30, 2014 to $2.5 million during the nine months ended September 30, 2015, and represents 17% and 14% of our total revenue for the respective periods. Revenue from our single-use products increased 77%, from $6.0 million during the nine months ended September 30, 2014 to $10.5 million during the nine months ended September 30, 2015 and represents 69% and 71% of our total revenue for the respective periods.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $2.4 million, or 73%, to $5.6 million for the nine months ended September 30, 2015, compared to $3.2 million for the nine months ended September 30, 2014 as a result of increased sales of our products.

Gross margin for the nine months ended September 30, 2015 was 62%, compared to 63% for the nine months ended September 30, 2014. The gross margin for the nine months ended September 30, 2015 was negatively affected by the Company’s relocation into its current operating facility, where higher overhead costs, a temporary decrease in production output during the transition, and an increase in the allocation of quality and operations costs to manufacturing resulted in higher production costs.

Selling, General and Administrative Expenses

SG&A expenses increased $13.0 million, or 81%, to $29.0 million for the nine months ended September 30, 2015, compared to $16.0 million for the nine months ended September 30, 2014. The increase in SG&A expenses was attributable to a $3.8 million increase in personnel-related expenses (excluding sales commissions) as a result of increased headcount, a $1.6 million increase in commissions to direct sales representatives, a $1.9 million increase in marketing, advertising and promotion-related expenses, a $0.3 million increase in depreciation expense mainly due to the current facility lease, a $1.6 million increase in professional service fees, primarily as a result of an increase in legal, accounting and recruiting services due to the growth in our operations, a $0.5 million increase in travel and entertainment mainly due to an increase in the sales force, a $0.8 million increase in consulting expenses, and a $0.9 million increase due to the increased rent associated with our current facility.

Research and Development Expenses

R&D expenses increased $2.0 million, or 53%, to $5.8 million for the nine months ended September 30, 2015, compared to $3.8 million for the nine months ended September 30, 2014. The increase in R&D expenses was primarily attributable to a $1.5 million increase in personnel-related expenses as a result of increased headcount and a $0.3 million increase in consulting expenses.

Interest Expense

Interest expense increased $0.3 million, or 29%, to $1.4 million for the nine months ended September 30, 2015, compared to $1.1 million for the nine months ended September 30, 2014. The increase was due to the higher outstanding debt balance under our long-term loan with HealthCare Royalty Partners due to the additional $5.0 million borrowed in March 2015.

Interest and Other Income (Expense), Net

Interest and other income (expense), net changed $0.5 million to $0.5 million expense for the nine months ended September 30, 2015, compared to $15,000 income for the nine months ended September 30, 2014. The change was primarily due to the fair value re-measurement and related increase of the liability related to our convertible preferred stock warrants and an increase in interest expense.

Liquidity and Capital Resources

Overview

As of September 30, 2015, we had cash and cash equivalents of $54.0 million and an accumulated deficit of $95.6 million, compared to cash and cash equivalents of $6.0 million and an accumulated deficit of $68.0 million as of December 31, 2014. In June 2015, we completed an initial public offering of our common stock for aggregate net proceeds of $47.2 million after underwriting discounts and commissions and offering costs incurred by us. We have availability under our accounts receivable credit facility that we entered into with SVB in February 2015 that permits the borrowing of the lesser of $7.5 million or an amount representing up to 80% of eligible accounts receivable. As of September 30, 2015, we have not borrowed on this facility and have $2.8 million available.

We believe that our existing cash and cash equivalents as of September 30, 2015, and borrowings available under our accounts receivable credit facility with Silicon Valley Bank that we entered into in the first quarter of 2015, will be sufficient to meet our anticipated cash requirements for the next twelve months. Our expected future capital requirements may depend on many factors including customer expansion, the expansion of our sales force, and the timing and extent of spending on the development of our technology to increase our product portfolio. We may need additional funding to fund our operations but additional funds may not be available to us on acceptable terms on a timely basis, if at all. We may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings and collaborative arrangements with corporate partners. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third-parties, it may be necessary to relinquish some rights to our technologies or our devices, or grant licenses on terms that are not favorable to us.

Furthermore, we cannot be certain that additional funding will be available on acceptable terms, if at all. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs. Doing so will likely harm our ability to execute on our business plan.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash (used in) provided by:
Operating activities	$(23,891)	$(15,916)
Investing activities	(3,146)	(14,027)
Financing activities	75,024	28,133

Net increase (decrease) in cash and cash equivalents	$47,987	$(1,810)

Net Cash Used in Operating Activities

During the nine months ended September 30, 2015, net cash used in operating activities was $23.9 million, which consisted of a net loss of $27.5 million, adjusted by non-cash charges of $2.9 million and a net change of $0.7 million in our net operating assets and liabilities. The non-cash charges were primarily comprised of stock-based compensation of $0.9 million, depreciation and amortization of $1.3 million, a loss of $0.5 million on the remeasurement of our convertible preferred stock warrant liability, and an increase in the provision for doubtful accounts of $0.1 million. The increase in our net operating assets and liabilities was primarily due to a $1.1 million decrease in prepaid expenses and other current assets as a result of funds received related to the tenant allowance from our landlord on our current leased facility, a $0.4 million increase in accounts payable and accrued liabilities as a result of an increase in our operations and related growth in headcount and an increase of $0.1 million in deferred rent related to our current facility lease. These increases in cash flows were partially offset by a $0.6 million increase in accounts receivable as a result of an increase in revenue, a $0.3 million increase in prepaid expenses and other assets, and a $0.6 million increase in inventory to support the expected growth in future revenue.

During the nine months ended September 30, 2014, net cash used in operating activities was $15.9 million, which consisted of a net loss of $15.5 million, adjusted by non-cash charges of $1.0 million and a net change of $1.5 million in our net operating assets and liabilities. The non-cash charges were primarily comprised of depreciation and amortization of $0.2 million stock-based compensation of $0.5 million and accretion of premium on marketable securities of $0.8 million. The net change in our net operating assets and liabilities was primarily the result of a $1.0 million increase in accounts receivable as a result of increased revenue during the period, a $0.4 million increase in inventory offset by an increase in net accounts payable and accrued liabilities of $0.2 million due to the growth in operations.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2015, net cash used in investing activities was $3.1 million, which consisted of capital expenditures to purchase property and equipment in connection with the current facility lease entered into in November 2014.

During the nine months ended September 30, 2014, net cash used in investing activities was $14.0 million, which consisted of $17.5 million for the purchase of marketable securities, $1.1 million increase in restricted cash in the period due to security deposit for the lease at 444 De Haro and $0.6 million of capital expenditures to purchase property and equipment, offset by $4.3 million in proceeds from the sale of marketable securities and $0.9 million from maturities of marketable securities.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2015, net cash provided by financing activities was $75.0 million, consisting of net cash proceeds of $47.2 million from the issuance of common stock from our initial public offering, $22.8 million from the issuance of convertible preferred stock, and net proceeds of $5.0 million from borrowings under our long-term debt facility.

During the nine months ended September 30, 2014, net cash provided by financing activities was $28.1 million, consisting of net proceeds of $20.8 million from the issuance of our convertible preferred stock and net proceeds of $9.8 million from the issuance of long-term debt, partially offset by $2.5 million in payments on long-term debt.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Contractual Obligations

During the three months ended September 30, 2015, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our prospectus dated June 15, 2015 filed with the SEC pursuant to Rule 424(b) under the Securities Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash and cash equivalents of $6.0 million and $54.0 million as of December 31, 2014 and September 30, 2015, respectively, which consist of bank deposits and money market funds. The cash and cash equivalents are held for working capital purposes.

We do not enter into investments for trading or speculative purposes. Because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial statements.

As of December 31, 2014 and September 30, 2015, we had total outstanding net debt of $9.3 million and $14.4 million, respectively. This debt carries a fixed interest rate equal to 12.5%. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

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

However, our management, including our President and Chief Executive Officer and our Chief Financial Officer, has concluded that, notwithstanding the identified material weaknesses in our internal control over financial reporting, the condensed financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP

Material Weakness in Internal Control Over Financial Reporting

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

Management’s Plan to Remediate the Material Weakness

We are in the process of implementing measures and processes designed to improve our internal control over financial reporting to remediate this material weakness, including the following:

•	We amended accounting system access rights so that the financial personnel who perform the financial statements review do not have journal entry access.

•	We have formalized a control requiring financial personnel to review and approve journal entries independent of the person who prepared them.

•	We are formalizing our internal control documentation and strengthening supervisory reviews by our management.

•	We are in the process of adding additional accounting personnel to our organization and ensuring proper segregation of duties amongst the accounting personnel.

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

We have experienced significant operating losses, and we expect to continue to incur operating losses for the next several years as we implement additional initiatives designed to grow our business, including, among other things, increasing sales and developing new devices. We incurred net losses of $12.1 million and $20.7 million for the years ended December 31, 2013 and 2014, respectively, and $15.5 million and $27.5 million for the nine months ended September 30, 2014 and 2015, respectively. As of September 30, 2015, our accumulated deficit was $95.6 million. Our prior losses, combined with expected future losses, have had and will continue to have, for the foreseeable future, an adverse effect on our stockholders’ deficit and working capital. To date, we have financed our operations primarily through the sale of equity securities, certain debt-related financing arrangements and from sales of our approved devices. We have devoted substantially all of our resources to research and development of our devices, sales and marketing activities and certain clinical and quality assurance initiatives. Our ability to generate sufficient revenue from our existing devices or from any of our device candidates in development, and to transition to profitability and generate consistent positive cash flows is uncertain. We will need to generate significant sales to achieve profitability, and we might not be able to do so. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability as anticipated, or ever, our financial condition will suffer and our stock price could decline. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

All of our revenue is generated from devices incorporating our Intelligent Photonics technology, and any decline in the sales of these devices or failure to gain market acceptance of these devices will negatively impact our business.

We have focused heavily on the development and commercialization of devices using our Intelligent Photonics technology platform for the illumination of certain open minimally invasive and minimal access surgeries. For the years ended December 31, 2013 and December 31, 2014 and the nine months ended September 30, 2015, our revenue was $7.2 million, $13.1 million and $14.8 million, respectively, and was derived entirely from sales of devices incorporating our Intelligent Photonics technology. Because we expect our revenue to be derived entirely from sales of these devices for the foreseeable future, our ability to execute our growth strategy and become profitable will depend not only upon an increase in the number of hospitals using our devices, but also an increase in the number of specialties using our devices within those hospitals in which our devices are utilized. If our Intelligent Photonics technology, and the devices that incorporate it, fail to achieve and maintain wide market acceptance for any reason, our business may be adversely affected, as we will be severely constrained in our ability to fund our operations and to develop and commercialize improvements to existing product lines and new product lines.

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

We began selling our first FDA-cleared device in March 2009. As a result, we have limited experience marketing and selling our devices. We currently sell our devices through our direct sales representatives only in the United States. Our direct sales force works with independent sales agents or agencies, whom we refer to as independent sales agents, who assist us in educating targeted surgeons. We increased the number of our direct sales representatives from 16 as of December 31, 2012 to 52 as of September 30, 2015. Our operating results are dependent upon the sales and marketing efforts of our direct sales representatives. If our direct sales force fails to adequately promote, market and sell our devices, our sales may suffer.

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

The medical device industry is highly competitive. Our success depends, in part, upon our ability to maintain a competitive position in the development of technologies and devices for surgical illumination and visualization. Any device we develop will have to compete for market acceptance and market share. We believe that the primary competitive factors in the surgical illumination and visualization market segment are clinical safety and effectiveness, price, surgeon experience and comfort with use of particular illumination systems, reliability and durability, ease of use, device support and service, sales force experience and relationships. We face significant competition in the United States and internationally in the surgical illumination and visualization market, and we expect the intensity of competition will increase over time. Surgeons and hospitals typically use traditional overhead lighting, headlights and fiber-optic lighting products, and if we cannot convince surgeons and hospitals of the benefits of using our devices in addition to, or as an alternative to, traditional overhead lighting and headlights, or, of the benefits of using our devices instead of using competing fiber-optic lighting products, our business may be harmed. Some of our main competitors are Lumitex, Inc., Scintillant (Engineered Medical Solutions Co. LLC), Stryker Corporation, TeDan Surgical Innovations, LLC and Black & Black Surgical, Inc. and other general surgical instrument companies that supply traditional fiber optic retractors and other devices Many of the companies developing or marketing competing products enjoy several competitive advantages, including:

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

For example, we are still learning about the buying patterns and timing of collections regarding sales to military facilities. Our revenue growth for the nine months ended September 30, 2015 was negatively impacted by the reversal of revenue during the second quarter of 2015 of approximately $300,000 for revenue we had previously recorded in the fourth quarter of 2014 from our military distributor. In the second quarter we terminated our relationship with the distributor, accepted return of the product in the third quarter, and are now working with a new distributor for military accounts.

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

A material portion of our total revenue in any given period may come from a relatively small number of customers. Sales to one customer accounted for 12% of our total revenue in each of 2013 and 2014, and sales to another customer accounted for 13% of our total revenue in 2013. We do not expect sales to these customers to increase significantly in the future, and as our revenue increases, we expect sales to these customers to decrease as a percent of revenue. There were no sales to any customer in excess of 10% of our total revenue for the nine months ended September 30, 2015. However the loss of any of our key customers for any reason, or a change in our relationship with any of our key customers may cause a significant decrease in our total revenue.

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

We need to maintain substantial levels of inventory to protect ourselves from supply interruptions. In addition, because of the broad choice of devices we offer the many surgeon specialists who use our devices, we must maintain sufficient inventory on hand to ensure each order is filled when received, and we provide our sales representatives with trunk stock inventory to allow them to demonstrate the breath of our offering. As a result of our substantial inventory levels, we are subject to the risk that a substantial portion of our inventory becomes obsolete, which could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory. We may need to write off inventory for other reasons as well. For example, our gross margin decreased from 68% for the year ended December 31, 2013 to 63% for the year ended December 31, 2014, primarily due to the impact of inventory write-offs for unrecoverable trunk stock inventory provided to direct sales representatives and independent sales agents and related increase to cost of goods sold.

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

We believe that our continued success depends to a significant extent upon the efforts and abilities of our executive officers and other key personnel. Our executive officers and other key personnel are critical to the strategic direction and overall management of our company as well as our research and development process. All of our executive officers and other employees are at-will employees, and therefore may terminate employment with us at any time with no advance notice. The loss of any of our executive officers and other key personnel could adversely affect our business, financial condition and operating results. Our former Chief Financial Officer, Michael Gandy, resigned effective August 21, 2015 and our new Chief Financial Officer, James Mackaness, began his service with us on August 24, 2015. In addition, other members of our management team have only joined us in the last year as part of our investment in the expansion of our business, including our Vice President of Research and Development, Vice President of Operations and Vice President of Marketing. Our productivity may be adversely affected if we do not integrate and train our new employees quickly and effectively.

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

In addition, many of our employees have become or will soon become vested in a substantial amount of stock or number of stock options. Our employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly below the market price of our common stock. Further, our employees’ ability to exercise those options and sell their stock in a public market after the expiration of the lock-up or market standoff agreements, or other contractual restrictions that restrict transfers for at least 180 days after the date of our prospectus dated June 15, 2015 filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended may result in a higher than normal turnover rate.

If we fail to properly manage our anticipated growth, our business could suffer.

We have been growing rapidly in recent periods and have a relatively short history of operating as a commercial company. For example, we increased the number of employees from 49 at December 31, 2012 to 131 at September 30, 2015. We intend to continue to grow and may experience periods of rapid growth and expansion. Future growth will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. In addition, rapid and significant growth will place a strain on our administrative personnel, information technology systems and other operational infrastructure. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals. To achieve our revenue goals, we must continue to hire, train, retain and motivate skilled personnel.

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

Our success depends in part on not infringing the patents or violating the other proprietary rights of others. Significant litigation regarding patent rights occurs in the medical device industry. It is possible that U.S. and foreign patents and pending patent applications controlled by third parties may be alleged to cover our devices. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our devices. We may receive in the future, particularly as a public company, communications from patent holders, including non-practicing entities, alleging infringement of patents or other intellectual property rights or misappropriation of trade secrets, or offering licenses to such intellectual property. At any given time, we may be involved as either a plaintiff or a defendant in a number of patent infringement actions and actions related to other proprietary rights, the outcomes of which may not be known for prolonged periods of time. Such intellectual property litigation is typically costly and time-consuming. Litigation proceedings, if instituted against us, could divert our management’s and technical team’s attention and resources. Adverse determinations in any such litigation could result in significant liabilities to third parties or injunctions, or could require us to seek licenses from third parties and, if such licenses are not available on commercially reasonable terms, prevent us from manufacturing, selling or using certain devices, any one of which could have a material adverse effect on us. In addition, some licenses may be nonexclusive, which could provide our competitors access to the same technologies. Third parties could also obtain patents that may require us to either redesign products or, if possible, negotiate licenses from such third parties. Such licenses may materially increase our expenses.

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

Our operations have consumed substantial amounts of cash since inception, and we anticipate our expenses will increase as we seek to continue to grow our business and transition to operating as a public company. We believe that our growth will depend, in part, on our ability to fund our commercialization efforts and our efforts to develop new technologies for surgical illumination and visualization, and technology complementary to our current devices. Our existing resources may not allow us to conduct all of these activities that we believe would be beneficial for our future growth. As a result, we may need to seek funds in the future and if we are unable to raise funds on favorable terms, or at all, we may not be able to support our commercialization efforts or increase our research and development activities and the growth of our business may be negatively impacted. As a result, we may be unable to compete effectively. For the nine months ended September 30, 2015, our net cash used in operating activities was $23.9 million, and was $13.9 million and $19.8 million for the years ended December 31, 2013 and 2014, respectively. As of September 30, 2015, following our recent IPO, we had working capital of $59.1 million, which included $54.0 million in cash and cash equivalents. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

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

As of September 30, 2015, we owed an aggregate principal amount of $15.0 million to HealthCare Royalty Partners, pursuant to a term loan agreement, which we refer to as the HCRP loan agreement.

In addition, in February 2015, we entered into a $7.5 million loan and security agreement with Silicon Valley Bank, which we refer to as the SVB credit facility. SVB has a first priority security in our cash and cash equivalents, accounts receivable and inventory, and HCRP has a second priority security in these assets and a first priority interest in our remaining assets. As of September 30, 2015, we had not drawn down on the SVB credit facility. Pursuant to the terms of the SVB credit facility, we can borrow up to 80% of certain qualified accounts receivables at a per annum interest rate equal to the prime rate as published by the Wall Street Journal plus 0.75%. In addition, the credit facility states that if we maintain a net cash balance, defined as unrestricted cash held with SVB less any borrowings on the revolving line of credit, of more than $3.0 million, then all collections will be deposited in our operating account. If the net cash balance is below $3.0 million, then all collections will be held in an SVB-controlled account and applied to reduce the loan balance.

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

As of December 31, 2014, we had net operating loss, or NOL, carryforwards for federal and state income tax purposes of approximately $60.9 million and $53.8 million, respectively. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs could be further limited by Section 382. Future changes in our stock ownership, some of which are outside of our control, could also result in an ownership change under Section 382. Furthermore, we may be unable to use a substantial part of our NOLs if we do not attain profitability in an amount sufficient to offset such losses. Any limitation on using NOLs could result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal income and state tax reporting purposes, which could materially and adversely affect our results of operations.

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

Sales of a substantial amount of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our common stock. As of September 30, 2015, we have 13,305,713 shares of common stock outstanding. This includes the 4,600,000 shares we sold in our IPO, which may be resold in the public market immediately, except for any shares held or purchased in our IPO by our affiliates, as defined in Rule 144 under the Securities Act. The remaining shares of common stock outstanding as of September 30, 2015 are restricted as a result of applicable securities laws, lock-up or market standoff agreements, or other contractual restrictions that restrict transfers for at least 180 days after the date of our prospectus dated June 15, 2015 filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended. However, Piper Jaffray & Co. and Leerink Partners LLC may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements with the underwriters prior to expiration of the lock-up period. As restrictions on resale expire, the market price could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. For a more detailed description, see the sections of our prospectus dated June 15, 2015 filed with the SEC pursuant to Rule 424(b) under the Securities Act entitled “Shares Eligible for Future Sale” and “Underwriting.”

The holders of 7,979,332 shares of common stock and holders of warrants to purchase 137,007 shares of common stock, based on shares outstanding as of September 30, 2015, have the right, subject to some conditions, to require us file registration statements under the Securities Act covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders pursuant to a stockholders agreement between such holders and us. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement for the purpose of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.

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

As of September 30, 2015, our directors and executive officers and stockholders holding more than 5% of our capital stock and their affiliates own a substantial majority of our outstanding common stock. To the extent our existing stockholders purchase additional shares, this ownership concentration would increase. As a result, if these stockholders were to choose to act together, they would be able to control the management and affairs of our company and most matters and exercise significant influence over most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our second annual report following our initial public offering that occurred in June 2015, which will be our year ending December 31, 2016, provide a management report on internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

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

We could be an emerging growth company until as late as December 31, 2020, although circumstances could cause us to lose that status at the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates is at least $700.0 million as of the last business day of our most recently completed second fiscal quarter , (ii) the end of the fiscal year in which we have total annual gross revenues of $1.0 billion or more during such fiscal year, or (iii) the date on which we issue more than $1.0 billion in non-convertible debt in a three-year period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our common stock during the three months ended September 30, 2015:

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Repurchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
July 1, 2015 – July 31, 2015	473	$3.145	—	—

August 1, 2015 – August 31, 2015	—	—	—	—

September 1, 2015 – September 30, 2015	—	—	—	—

Total	473	$3.145	—	—

(1)	Represents shares repurchased upon the termination of employment of an individual who early exercised unvested stock options pursuant to the 2005 Plan. These purchases were not made under publicly announced repurchase plans or programs, but were allowed under the terms of the 2005 Plan.

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

Invuity, Inc.

Date: November 12, 2015	By:	/s/ Philip Sawyer
Philip Sawyer
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2015	By:	/s/ James Mackaness
James Mackaness
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Invuity, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.