Form 10-Q
period 2016-03-31
Invuity, Inc.
filed 2016-05-05
CIK 1393020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes   ☐   No ☒

The number of shares of the registrant’s Common Stock outstanding as of May 2, 2016 was 13,401,671.

i

PART I – Financial Information

ITEM 1. Financial Statements.

INVUITY, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$33,864	$46,296
Accounts receivable, net	4,062	3,619
Inventory	5,575	5,182
Prepaid expenses and other current assets	782	923
Total current assets	44,283	56,020
Restricted cash	1,090	1,090
Property and equipment, net	8,955	9,195
Total assets	$54,328	$66,305
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,765	$2,458
Accrued and other current liabilities	4,574	4,214
Short-term debt—related party	375	—
Total current liabilities	6,714	6,672
Deferred rent	2,791	2,810
Long-term debt—related party	14,140	14,480
Total liabilities	23,645	23,962
Commitments and contingencies
Stockholders’ equity :
Preferred stock, $0.001 par value—10,000,000 shares authorized at March 31, 2016 and December 31, 2015, respectively; no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value—100,000,000 shares authorized at March 31, 2016 and December 31, 2015, respectively;13,401,671 and 13,392,358 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	13	13
Additional paid-in capital	148,387	147,937
Accumulated deficit	(117,717)	(105,607)
Total stockholders’ equity	30,683	42,343
Total liabilities, convertible preferred stock and stockholders’ equity	$54,328	$66,305

See accompanying notes to unaudited condensed financial statements.

INVUITY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$6,404	$4,442
Cost of goods sold	2,106	1,722
Gross profit	4,298	2,720
Operating expenses:
Research and development	2,601	1,900
Selling, general and administrative	13,320	8,933
Total operating expenses	15,921	10,833
Loss from operations	(11,623)	(8,113)
Interest expense	(505)	(368)
Interest and other income (expense), net	18	(551)
Net loss and comprehensive loss	$(12,110)	$(9,032)
Net loss per common share, basic and diluted	$(0.90)	$(12.84)
Weighted-average shares used to compute net loss per common share, basic and diluted	13,392,976	703,637

See accompanying notes to unaudited condensed financial statements.

INVUITY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(12,110)	$(9,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	484	398
Stock-based compensation	432	173
Changes in fair value of convertible preferred stock warrant liability	—	504
Provision for (recovery of) doubtful accounts	(11)	26
Noncash interest expense	35	56
Changes in operating assets and liabilities:
Accounts receivable	(432)	(853)
Inventory	(393)	(129)
Prepaid expenses and other current assets	141	1,110
Accounts payable	(650)	(249)
Accrued and other current liabilities	363	924
Deferred rent	(19)	131
Net cash used in operating activities	(12,160)	(6,941)
Cash flows from investing activities:
Purchases of property and equipment	(290)	(1,467)
Net cash used in investing activities	(290)	(1,467)
Cash flows from financing activities:
Proceeds from issuance of long-term debt -related party, net of issuance costs	—	5,000
Initial public offering issuance costs	—	(178)
Proceeds from issuance of common stock upon exercise of stock options	18	20
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	22,769
Net cash provided by financing activities	18	27,611
Net increase (decrease) in cash and cash equivalents	(12,432)	19,203
Cash and cash equivalents, beginning of period	46,296	6,048
Cash and cash equivalents, end of period	$33,864	$25,251
Supplemental disclosures of cash flow information:
Interest paid to related party	$469	$313
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$32	$857
Initial public offering issuance costs in accounts payable	$—	$1,176

See accompanying notes to unaudited condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Organization and Description of Business

Invuity, Inc. (the “Company”) was incorporated in California on November 29, 2004 and reincorporated in Delaware in May 2015. The Company is a commercial-stage medical technology company that utilizes its proprietary Intelligent Photonics technology to develop single-use and reusable illuminated surgical devices, which provide surgeons with illumination and direct visualization of surgical cavities during open minimally invasive and minimal access procedures. The Company’s manufacturing, development and management facilities are located in San Francisco, California.

Liquidity

The Company has incurred net losses from operations since inception and has an accumulated deficit of $117.7 million as of March 31, 2016.   The Company expects to incur additional losses and negative cash flows for the foreseeable future. Management believes that its cash and cash equivalents at March 31, 2016 and additional borrowings available under its accounts receivable credit facility entered into in February 2015  will provide sufficient funds to enable the Company to meet its operating plan through at least the next twelve months.  However, if the Company’s anticipated operating results are not achieved in future periods, additional debt or equity financing may need to be raised, or planned expenditures may need to be reduced.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report dated December 31, 2015 and filed with the U.S Securities and Exchange Commission (the “SEC”). The results for the three months ended March 31, 2016 are not necessarily indicative of the results expected for the full fiscal year or any other periods.

Out-of-Period Adjustments

During the three months ended March 31, 2015, the Company recorded an out-of-period adjustment to increase the fair value of the convertible preferred stock warrant liability, which was incorrectly valued at December 31, 2014 due to an error in the expected term assumption. The correction of this error resulted in an increase to the Company’s net loss of $370,000 for the three months ended March 31, 2015 and a corresponding increase to the convertible preferred stock warrant liability. Management has assessed the impact of the adjustment and does not believe that the amount is material to any prior period financial statements, and the impact of correcting the error in the three months ended March 31, 2015 is not material to those financial statements. As a result, the Company has not restated any prior period amounts.

2.	Summary of Significant Accounting Policies

Use of Estimates

The Company’s financial statements have been prepared in conformity with U.S. GAAP. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, fair value of assets and liabilities, inventory, income taxes, convertible preferred stock and related warrants, common stock prior to the Company’s Initial Public Offering “IPO”, and stock-based compensation. Actual results could differ from those estimates and assumptions.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts receivable and accounts payable, approximate fair value due to their relatively short maturities. As of March 31, 2016 and December 31, 2015, based on Level 2 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s long-term debt approximates its fair value.

Customer Concentration

Significant customers are those which represent 10% or more of the Company’s total revenue for each period presented in the condensed statements of operations and comprehensive loss or 10% or more of the Company’s net accounts receivable balance at each respective balance sheet date. For the three months ended March 31, 2016, the Company had no customers that represented 10% or more of its revenue or accounts receivable balances. For the three months ended March 31, 2015, the Company had no customers that represented 10% or more of its revenue and one customer that represented 10% of its accounts receivable balance.

Convertible Preferred Stock Warrant Liability

Freestanding warrants for shares that were contingently redeemable were classified as liabilities on the balance sheet at their estimated fair value because the shares underlying the warrants may obligate the Company to transfer assets to the holders at a future date under certain circumstances, such as a deemed liquidation event. The warrants were subject to remeasurement at each balance sheet date and the change in fair value, if any, was recognized as interest and other income, net in the condensed statements of operations and comprehensive loss. The Company adjusted the liability for changes in fair value until the completion of its IPO, at which time all convertible preferred stock warrants were converted into warrants to purchase common stock and the liability was reclassified to additional paid-in capital.

Revenue Recognition

The Company’s revenue is generated from the sale of its products to hospitals and medical centers through direct sales representatives and independent sales agents. The Company recognizes revenue when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;
•	the sales price is fixed or determinable;
•	collection of the relevant receivable is reasonably assured at the time of sale; and
•	delivery has occurred.

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

Recent Accounting Pronouncements

•

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date by one year, to an effective date for public entities for annual and interim periods beginning after December 15, 2017.

In March 2016 the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), to clarify certain aspects of the principal-versus-agent guidance in its new revenue recognition standard.

In April 2016 the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing to clarify on how to identify the performance obligations and the licensing implementation guidance in its new revenue recognition standard.

The Company has not determined the potential effects of this ASU on its financial statements.

•

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which permits companies to measure inventory at the lower of cost and realizable value. ASU 2015-11 applies to all business entities and is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. The Company is in the process of evaluating whether the adoption of ASU 2015-11 will have a material effect on its consolidated financial statements.

•

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

•

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

•

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

•

In March 2016 the FASB issued Accounting Standards Update (ASU) No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for public entities for annual periods beginning after December 15, 2016.  The Company is in the process of evaluating the impact of this new guidance.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$32,779	$—	$—	$32,779
	$32,779	$—	$—	$32,779

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$44,750	$—	$—	$44,750
	$44,750	$-	$-	$44,750

The following table sets forth a summary of the changes in the fair value of the convertible preferred stock warrant liability, the Company’s Level 3 financial liability, which is measured on a recurring basis (in thousands):

	Three Months ended March 31,
	2016	2015
Beginning balance	$—	$136
Issuance of convertible preferred stock warrants	—	—
Change in fair value recorded in interest and other income (expense), net	—	504
Ending balance	$—	$640

4.	Balance sheet components

Inventory

Inventory consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$970	$1,000
Work-in-process	945	798
Finished goods	3,660	3,384
Total inventory	$5,575	$5,182

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Prepaid expenses	$745	$907
Other	37	16
Total prepaid expenses and other current assets	$782	$923

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Computer equipment and software	$1,328	$1,081
Laboratory and manufacturing equipment	1,722	1,544
Furniture and fixtures	1,452	1,445
Leasehold improvements	7,106	7,106
Assets under construction	72	260
Total property and equipment, gross	11,680	11,436
Less: accumulated depreciation and amortization	(2,725)	(2,241)
Total property and equipment, net	$8,955	$9,195

Depreciation and amortization expense was $0.5 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Accrued payroll-related expenses	$3,266	$3,052
Accrued independent sales agent commissions	241	158
Accrued professional fees	426	373
Accrued sales and marketing expenses	61	45
Deferred rent	261	261
Other	319	325
Total accrued and other current liabilities	$4,574	$4,214

5.	Stock Option Plans

In April 2015, the Company’s board of directors and stockholders approved the 2015 Equity Incentive plan (the “2015 Plan”), effective June 11, 2015, covering incentive stock options, nonstatutory stock options and restricted stock awards that may be granted to employees, directors and consultants.

During the three months ended March 31, 2016, the Company granted to employees 663,350 options with a weighted average grant date fair value of $7.41 per share and 4,000 shares were granted to non-employees. There were no options granted during the three months ended March 31, 2015 to either employees or consultants. The aggregate intrinsic value of options exercised was $55,500 and $0, respectively. The weighted-average remaining contractual life of options outstanding was 7.4 and 7.8 years at March 31, 2016 and December 31, 2015, respectively. For both March 31, 2016 and December 31, 2015, the weighted-average remaining contractual life was 7.3 and 7.7 years, respectively for vested and expected to vest options.

In addition, during the three months ended March 31, 2016, the Company granted 143,000 restricted stock units (RSUs) to executives with a grant date fair value of $1.1 million. The RSUs have a five year term and vest twenty percent annually each February 15th.

Stock‑Based Compensation

The fair value of stock options granted to employees is amortized on a straight-line basis over the requisite service period of the award. Stock‑based compensation related to stock options granted to non-employees is recognized as the stock options are earned. The company recognized total employee –related stock compensation expense of $409,000 and $163,000 for the three months ended March 31, 2016 and 2015, respectively. In addition, the company recognized non-employee stock compensation expense of $22,900 and $10,000 for the corresponding three month periods ended March 31, 2016 and 2015 respectively.

The following table summarizes stock‑based compensation expense related to stock options  and restricted stock units for the three months ended March 31, 2016 and 2015 included in the condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenue	$26	$17
Research and development	99	95
Selling, general and administrative	307	61
Total stock-based compensation expense	$432	$173

As of March 31, 2016, unrecognized compensation expense related to unvested options, net of estimated forfeitures, was $5.5 million, which the Company expects to recognize on a straight‑line basis over a weighted‑average period of 4.0 years. Unrecognized compensation expense related to unvested RSUs, net of estimated forfeitures, was $0.8 million, which the Company expects to recognize on a straight‑line basis over a weighted‑average period of 4.9 years

6.	Net Loss per Common Share

Prior to the Company’s IPO, it computed net income (loss) per share of common stock in conformity with the two-class method required for participating securities. The Company considered all series of the Company’s convertible preferred stock to be participating securities as the holders of the convertible preferred stock were entitled to receive a noncumulative dividend on a pari passu basis in the event that a dividend is paid on common stock. In accordance with the two-class method, earnings allocated to convertible preferred stock were excluded from the computation of net income per common share, basic and diluted. The holders of all series of convertible preferred stock did not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the three months ended March 31, 2015 were not allocated to these participating securities.

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

	Three Months Ended March 31,
	2016	2015
Numerator:
Net loss	$(12,110)	$(9,032)
Denominator:
Weighted-average common shares outstanding	13,399,949	720,874
Less: weighted-average unvested common shares subject to repurchase	(6,973)	(17,237)
Weighted-average shares used to compute net loss per common share, basic and diluted	13,392,976	703,637
Net loss per common share, basic and diluted	$(0.90)	$(12.84)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share for the three months ended March 31, 2016 and 2015 because their inclusion would be anti‑dilutive:

	March 31,
	2016	2015
Convertible preferred stock on an as-converted basis	—	7,842,408
Options to purchase common stock	2,618,303	1,359,142
Restricted Stock Units	130,000	—
Warrants to purchase common stock	137,007	3,532
Warrants to purchase convertible preferred stock on an as-converted basis	—	134,570
Total	2,885,310	9,339,652

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed financial statements and the related notes included in Item 1 of Part I of this report, and together with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the period ended December 31, 2015. Historic results are not necessarily indicative of future results. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ from these forward-looking statements as result of various factors including those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

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

We currently sell our devices in the United States, primarily through a direct sales force. We increased the number of our direct sales representatives to 67 as of March 31, 2016, and we expect to continue to expand our direct sales force and marketing organization to further penetrate and expand the market by demonstrating the benefits of our advanced photonics technology platform to surgeons. Although our sales and marketing efforts are directed at surgeons because they are the primary users of our technology, the hospitals where surgical procedures are performed are our customers, as they typically are responsible for making the decisions to purchase our devices. Our currently marketed devices are commonly treated as general supplies utilized in surgery. As a result, the hospital or surgical center receives a single reimbursement from the third-party payor that is intended to cover the overall cost of treatment, including the cost of devices used during the procedure, as well as the overhead cost associated with the facility where the procedure is performed. There is no separate reimbursement for our devices.

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

•	Cross selling within our initial target markets and developing adjacent surgical specialties to broaden the three core categories to Women’s health, Spine/ortho and surgical oncology
•	To introduce new products to support our entry into adjacent surgical specialties

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

Research and Development Expenses

Our research and development, or R&D, expenses consist primarily of product research, engineering, product development, quality assurance and depreciation. These expenses include personnel costs, including stock-based compensation expense, consulting services, laboratory materials and supplies, and an allocation of related facilities costs. We expect our R&D costs to increase in absolute dollars as we hire additional personnel to develop new devices and device enhancements. We expense R&D costs as they are incurred.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Revenue
Single use devices	$4,789	$2,990
Reusable retractors	1,151	887
Sales to 3rd party medical device manufacturers	217	300
Accessories	247	265
Total revenue	$6,404	$4,442
Cost of Revenue	2,106	1,722
Gross Profit	$4,298	$2,720
Gross Margin	67.1%	61.2%

Revenue, cost of revenue, gross profit and gross margin was as follows for the periods presented

Revenue increased $2.0 million, or 44%, to $6.4 million during the quarter ended March 31, 2016, compared to $4.4 million during the quarter ended March 31, 2015. The growth in revenue was attributable to an increase in unit sales as a result of selling our products to new customers and also selling more units to existing customers. The increase in units was driven by the expansion of our direct sales force, which increased the number of customers to whom we sold devices. The number of our direct sales representatives increased from 43 as of March 31, 2015 to 67 as of March 31, 2016 and the number of customers ordering our devices increased from approximately 480 in the first quarter of 2015 to approximately 605 in the first quarter of 2016.

Cost of goods sold increased $0.4 million, or 22%, to $2.1 million during the quarter ended March 31, 2016, compared to $1.7 million during the same period in 2015. The increase in cost of goods sold was primarily due to the increase in the number of devices sold as we expanded our sales and marketing efforts and increased our device sales.

Gross margin for the quarter ended March 31, 2016 was 67.1% compared to 61.2% for the quarter ended March 31, 2015. The increase in gross margin is primarily attributable to economies of scale as we manufacture larger quantities of product and therefore allocate a smaller portion of our overhead expenses to each product. It is also due to the recent introduction of our Eikon LT retractor, that has a lower material cost than the existing Eikon retractor, for which we expect more customers to choose to use over time.

Operating Expenses

	Three Months Ended March 31,
	2016		2015
	Amount	% of Revenue	Amount	% of Revenue
	(In thousands)		(In thousands)
Operating Expenses
Research and development	$2,601	41%	$1,900	43%
Selling general and administrative	13,320	208%	8,933	201%
Total operating expenses	$15,921	249%	$10,833	244%

Research and development expenses: expenses increased $0.7 million, or 37%, to $2.6 million during the quarter ended March 31, 2016, compared to $1.9 million during the quarter ended March 31, 2015. The increase in expenses was primarily attributable to an increase in personnel and consultant related costs of $0.5 million due to our expanding headcount plus an increase of $0.2 million relating to expanding our facility.

Selling, general and administrative expenses: expenses increased $4.4 million, or 49%, to $13.3 million during the quarter ended March 31, 2016, compared to $8.9 million during the quarter ended March 31, 2015. The increase in expenses was attributable to a $2.7 million increase in personnel-related expenses, excluding sales commissions, as a result of increased headcount as a result of increasing our direct sales force, marketing and administrative staff, a $0.9 million increase in commissions to direct sales representatives, a $0.4 million increase in sales and marketing, travel, advertising and promotion-related expenses, and a $0.1 million increase in consulting and professional service fees, in addition to a $0.2 million increase in facilities, maintenance, and depreciation expense relating to our new building and expanding operations.

Interest expense, interest, and other income (expense):

Non-operating items, including interest expense, interest, and other income (expense), were as follows for the periods presented:

	Three Months Ended March 31,
	2016		2015
	Amount	% of Revenue	Amount	% of Revenue
	(In thousands)
Interest expense	$(505)	-8%	$(368)	-8%
Interest and other income (expense), net	18	0%	(551)	-12%
Total	$(487)	-8%	$(919)	-21%

Interest expense increased $0.1 million to $0.5 million during the quarter ended March 31, 2016 from $0.4 million during the quarter ended March 31, 2015. In February 2015, we drew down the remaining $5.0 million from our loan with HealthCare Royalty Partners, or HCRP.

Interest and other income (expense), net changed $0.6 million to income of $18,000 during the quarter ended March 31, 2016, compared to expense of $0.6 million during the quarter ended March 31, 2015. The change in interest and other income (expense), net was primarily related to the fair value re-measurement of the liability related to our outstanding convertible preferred stock warrants prior to our IPO.

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

There have been no material changes in our critical accounting policies during the three months ended March 31, 2016, as compared to those disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Company’s Annual Report filed on Form 10-K filed with the SEC pursuant to Rule 424(b) under the Securities Act on March 25, 2016.

Liquidity and Capital Resources

As of March 31, 2016, our primary sources of liquidity were our cash and cash equivalents totaling $33.9 million, accounts receivable of $4.1 million, net of allowances, and an accounts receivable credit facility with Silicon Valley Bank that we entered into in February 2015 that permits the borrowing of the lesser of $7.5 million or an amount representing up to 80% of eligible accounts receivable.

As of March 31, 2016, we had an accumulated deficit of $117.7 million. We have financed our operations primarily through sales of our equity securities, debt financings and the sale of our devices.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2016	2015
Net cash (used in) provided by:
Operating activities	$(12,160)	$(6,941)
Investing activities	(290)	(1,467)
Financing activities	18	27,611
Net increase in cash and cash equivalents	$(12,432)	$19,203

During the three months ended March 31, 2016, net cash used in operating activities was $12.2 million, which consisted of a net loss of $12.0 million, adjusted by small non-cash charges and changes in our net operating assets. The increase in our accounts receivable and inventory balances were driven by the increase in our overall business and were offset by a reduction in our prepaid expenses and accounts payable balances. During the three months ended March 31, 2015, net cash used in operating activities was $6.9 million, which consisted of a net loss of $9.0 million, adjusted by non-cash charges of $1.2 million and a net increase of $0.9 million in our net operating assets. The non-cash charges primarily consist of stock-based compensation of $0.2 million, depreciation and amortization of $0.4 million and a $0.5 million loss from the revaluation of the convertible preferred stock warrant liability. The change in our net operating assets and liabilities was primarily due to a $0.7 million increase in accounts payable and accrued liabilities as a result of an increase in our operations and related growth in headcount and a decrease of $1.1 million of prepaid expenses and other assets primarily due to the receipt of tenant improvement allowance from our landlord in the first quarter of 2015. This change was partially offset by an increase of $0.9 million in accounts receivable due to the increase in revenue and the timing of collections.

During the three months ended March 31, 2016, net cash used in investing activities was due to capital expenditures to purchase property and equipment in connection with our new facility in 2015. During the three months ended March 31, 2015, net cash used in investing activities was $1.5 million, which consisted of capital expenditures to purchase property and equipment in connection with the new facility lease entered into in December 2014.

During the three months ended March 31, 2016, net cash provided by financing activities was from the issuance convertible preferred stock in 2015 and net proceeds from drawing down the remaining balance on our loan with HCRP.  The 2016 proceeds is from cash received from the exercise of options. During the three months ended March 31, 2015, net cash provided by financing activities was $27.6 million, consisting of net proceeds of $22.8 million from the issuance of our convertible preferred stock and net proceeds of $5.0 million from borrowings under our long-term debt facility partially offset by $0.2 million of payments of deferred initial public offering costs.

We believe that our existing cash and cash equivalents as of March 31, 2016, and future borrowings available under our accounts receivable credit facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months. Our expected future capital requirements may depend on many factors including customer sales, the expansion of our sales force, and the timing and extent of spending on the development of our technology to increase our product portfolio. We may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings and collaborative arrangements with corporate partners. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third-parties, it may be necessary to relinquish some rights to our technologies or our devices, or grant licenses on terms that are not favorable to us.

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

Contractual Obligations

During the three months ended March 31, 2016, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report dated December 31, 2015 filed with the SEC pursuant to Rule 424(b) under the Securities Act.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash and cash equivalents of $33.9 million and $46.3 million as of March 31, 2016 and December 31, 2015, respectively, which consist of bank deposits and money market funds. The cash and cash equivalents are held for working capital purposes.

We do not enter into investments for trading or speculative purposes. Because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial statements.

As of March 31, 2016 and December 31, 2015, we had total outstanding net debt of $14.5 million, respectively. This debt carries a fixed interest rate equal to 12.5%. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this quarterly report. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced significant operating losses, and we expect to continue to incur operating losses for the next several years as we implement additional initiatives designed to grow our business, including, among other things, increasing sales and developing new devices. We incurred net losses of $37.6 million and $20.7 million for the years ended December 31, 2015 and 2014, respectively and a net loss of $12.0 million for the three month period ended March 31, 2016. As of March 31, 2016, our accumulated deficit was $117.7 million. Our prior losses, combined with expected future losses, have had and will continue to have, for the foreseeable future, an adverse effect on our stockholders’ deficit and working capital. To date, we have financed our operations primarily through the sale of equity securities, certain debt-related financing arrangements and from sales of our approved devices. We have devoted substantially all of our resources to research and development of our devices, sales and marketing activities and certain clinical and quality assurance initiatives. Our ability to generate sufficient revenue from our existing devices or from any of our device candidates in development, and to transition to profitability and generate consistent positive cash flows, is uncertain. We will need to generate significant sales to achieve profitability, and we might not be able to do so. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability as anticipated, or ever, our financial condition will suffer and our stock price could decline. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

All of our revenue is generated from devices incorporating our Intelligent Photonics technology, and any decline in the sales of these devices or failure to gain market acceptance of these devices will negatively impact our business.

We have focused heavily on the development and commercialization of devices using our Intelligent Photonics technology platform for the illumination of certain open minimally invasive and minimal access surgeries. For the three months ended March 31, 2016 and the years ended December 31, 2015 and 2014, our revenues of $6.4 million, $21.0 million, and $13.1 million, respectively, were derived entirely from sales of devices incorporating our Intelligent Photonics technology. Because we expect our revenue to be derived entirely from sales of these devices for the foreseeable future, our ability to execute our growth strategy and become profitable will depend not only upon an increase in the number of hospitals using our devices, but also an increase in the number of specialties using our devices within those hospitals in which our devices are utilized. If our advanced photonics technology, and the devices that incorporate it, fail to achieve and maintain wide market acceptance for any reason, our business may be adversely affected, as we will be severely constrained in our ability to fund our operations and develop and commercialize improvements to existing and new product lines.

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

A material portion of our total revenue in any given period may come from a relatively small number of customers. Sales to one customer accounted for 12% of our total revenue in 2014. We do not expect sales to these customers to increase significantly in the future, and as our revenue increases, we expect sales to these customers to decrease as a percent of revenue. There were no sales to any customer in excess of 10% of our total revenue for the quarter ended March 31, 2016 or for the year ended December 31, 2015. However, the loss of any of our key customers for any reason, or a change in our relationship with any of our key customers may cause a significant decrease in our total revenue.

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

We believe that our continued success depends to a significant extent upon the efforts and abilities of our executive officers and other key personnel. Our executive officers and other key personnel are critical to the strategic direction and overall management of our company as well as our research and development process. All of our executive officers and other employees are at-will employees and, therefore, may terminate employment with us at any time with no advance notice. The loss of any of our executive officers and other key personnel could adversely affect our business, financial condition and operating results. Our former Chief Financial Officer, Michael Gandy, resigned effective August 21, 2015 and our new Chief Financial Officer, James Mackaness, began his service with us on August 24, 2015. Our Chief Business Officer and General Counsel, Brett Robertson, resigned effective March 31, 2016 and our VP of Marketing, Susan Martin, resigned effective April 19, 2016.  Our productivity may be adversely affected if we do not integrate and train our new employees quickly and effectively.

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

Our operations have consumed substantial amounts of cash since inception, and we anticipate our expenses will increase as we seek to continue to grow our business and transition to operating as a public company. We believe that our growth will depend, in part, on our ability to fund our commercialization efforts and our efforts to develop new technologies for surgical illumination and visualization, as well as technology complementary to our current devices. Our existing resources may not allow us to conduct all of these activities that we believe would be beneficial for our future growth. As a result, we may need to seek funds in the future and, if we are unable to raise funds on favorable terms, or at all, we may not be able to support our commercialization efforts or increase our research and development activities and the growth of our business may be negatively impacted. As a result, we may be unable to compete effectively. For the three months ended March 31, 2016, our net cash used in operating activities was $12.3 million, and was $31.2 million for the year ended December 31, 2015, respectively. As of March 31, 2016, we had working capital of $37.6 million, which included $33.9 million in cash and cash equivalents. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

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

As of March 31, 2016, we owed an aggregate principal amount of $15.0 million to HealthCare Royalty Partners, a holder of more than 5% of our capital stock, pursuant to a term loan agreement, which we refer to as the HCRP loan agreement.

In addition, in February 2015, we entered into a $7.5 million loan and security agreement with Silicon Valley Bank, which we refer to as the SVB credit facility. SVB has a first priority security in our cash and cash equivalents, accounts receivable and inventory, and HCRP has a second priority security in these assets and a first priority interest in our remaining assets. As of March 31, 2016, we had not drawn down on the SVB credit facility. Pursuant to the terms of the SVB credit facility, we can borrow up to 80% of certain qualified accounts receivables at a per annum interest rate equal to the prime rate as published by the Wall Street Journal,  plus 75 basis points. In addition, the credit facility states that if we maintain a net cash balance, defined as unrestricted cash held with SVB less any borrowings on the revolving line of credit, of more than $3.0 million, then all collections will be deposited in our operating account. If the net cash balance is below $3.0 million, then all collections will be held in an SVB-controlled account and applied to reduce the loan balance.

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

Sales of a substantial amount of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our common stock. As of March 31, 2016, we have 13,401,671 shares of common stock outstanding. This includes the 4,600,000 shares we sold in our IPO in June 2015, which may be resold in the public market immediately.

A significant portion of the holders of our common stock and warrants have the right, subject to some conditions, to require us to file registration statements under the Securities Act of 1933, as amended (the “Securities Act”) covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders pursuant to a stockholders agreement between such holders and us. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement for the purpose of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. These registration rights terminate in June 2022.

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

As of March 31, 2016, our directors and executive officers and stockholders holding more than 5% of our capital stock, and their affiliates, own a substantial majority of our outstanding common stock. To the extent our existing stockholders purchase additional shares, this ownership concentration would increase. As a result, if these stockholders were to choose to act together, they would be able to control the management and affairs of our company and most matters and exercise significant influence over most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Unregistered Sales of Equity Securities

None.

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

We continue to use the proceeds from the IPO to: expand our sales and marketing activities, including our Hidden Scar™ marketing program; launch new products such as the Eikon LT; expand research and development efforts; and for working capital and general corporate purposes.

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

Invuity, Inc.

Date: May 5, 2016	By:	/s/ Philip Sawyer
Philip Sawyer
President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2016	By:	/s/ James Mackaness
James Mackaness
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is being furnished and not filed with the SEC and is not to be incorporated by reference into any filing of Invuity, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.