Form 10-Q
period 2016-06-30
Invuity, Inc.
filed 2016-07-20
CIK 1393020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of the registrant’s Common Stock outstanding as of July 14, 2016 was 13,446,321.

i

PART I – Financial Information

ITEM 1. Financial Statements.

INVUITY, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$25,456	$46,296
Accounts receivable, net	4,514	3,619
Inventory	5,450	5,182
Prepaid expenses and other current assets	572	923
Total current assets	35,992	56,020
Restricted Cash	1,090	1,090
Property and equipment, net	8,752	9,195
Other non-current assets	285	—
Total assets	$46,119	$66,305
Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,369	$2,458
Accrued and other current liabilities	4,951	4,214
Short-term debt—related party	750	—
Total current liabilities	8,070	6,672
Deferred rent	2,771	2,810
Long-term debt—related party	13,801	14,480
Total liabilities	24,642	23,962
Commitments and contingencies
Stockholders’ equity :
Preferred stock, $0.001 par value—10,000,000 shares authorized at June 30, 2016 and December 31, 2015, respectively; no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value—100,000,000 shares authorized at June 30, 2016 and December 31, 2015, respectively;13,444,818 and 13,392,358 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	13	13
Additional paid-in capital	149,309	147,937
Accumulated deficit	(127,845)	(105,607)
Total stockholders’ equity	21,477	42,343
Total liabilities and stockholders’ equity	$46,119	$66,305

See accompanying notes to unaudited condensed financial statements.

INVUITY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$8,223	$4,747	$14,627	$9,189
Cost of goods sold	2,091	1,849	4,196	3,571
Gross profit	6,132	2,898	10,431	5,618
Operating expenses:
Research and development	2,340	1,857	4,941	3,757
Selling, general and administrative	13,429	9,907	26,750	18,840
Total operating expenses	15,769	11,764	31,691	22,597
Loss from operations	(9,637)	(8,866)	(21,260)	(16,979)
Interest expense	(505)	(504)	(1,009)	(873)
Interest and other income (expense), net	13	24	30	(526)
Net loss and comprehensive loss	$(10,129)	$(9,346)	$(22,239)	$(18,378)
Net loss per common share, basic and diluted	$(0.76)	$(3.20)	$(1.66)	$(10.11)
Weighted-average shares used to compute net loss per common share, basic and diluted	13,404,007	2,919,823	13,399,775	1,817,673

See accompanying notes to unaudited condensed financial statements.

INVUITY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(22,239)	$(18,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	972	819
Stock-based compensation	1,147	561
Changes in fair value of convertible preferred stock warrant liability	—	472
Provision for (recovery of) doubtful accounts	(18)	89
Noncash interest expense	71	71
Changes in operating assets and liabilities:
Accounts receivable	(877)	(528)
Inventory	(268)	(555)
Prepaid expenses and other assets	100	1,386
Accounts payable	(129)	131
Accrued and other current liabilities	985	651
Deferred rent	(39)	126
Net cash used in operating activities	(20,295)	(15,155)
Cash flows from investing activities:
Purchases of property and equipment	(496)	(2,695)
Net cash used in investing activities	(496)	(2,695)
Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	—	49,755
Financing Offering Costs	(266)	—
Proceeds from issuance of long-term debt -related party, net of issuance costs	—	5,000
Proceeds from issuance of common stock upon exercise of stock options	217	33
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	22,769
Net cash (used in) provided by financing activities	(49)	77,557
Net increase (decrease) in cash and cash equivalents	(20,840)	59,707
Cash and cash equivalents, beginning of period	46,296	6,048
Cash and cash equivalents, end of period	$25,456	$65,755
Supplemental disclosures of cash flow information:
Interest paid to related party	$938	$804
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$124	$82
Offering issuance costs in accounts payable	$266	$2,542
Reclassification of convertible preferred stock warrant liability to additional paid-in capital upon conversion of preferred stock warrants into common stock warrants	$—	$608

See accompanying notes to unaudited condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Organization and Description of Business

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

Liquidity

The Company has incurred net losses from operations since inception and has an accumulated deficit of $127.8 million as of June 30, 2016.   The Company expects to incur additional losses and negative cash flows for the foreseeable future. Management believes that its cash and cash equivalents at June 30, 2016 and additional borrowings available under its accounts receivable credit facility entered into in February 2015 will provide sufficient funds to enable the Company to meet its operating plan through at least the next twelve months.  However, if the Company’s anticipated operating results are not achieved in future periods, additional debt or equity financing may need to be raised, or planned expenditures may need to be reduced.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report for the year ended December 31, 2015 and filed with the U.S. Securities and Exchange Commission (the “SEC”). The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results expected for the full fiscal year or any other periods.

Out-of-Period Adjustments

In the six months ended June 30, 2015, the Company recorded an out-of-period adjustment to reverse revenue that the Company had originally recorded in the fourth quarter of 2014 associated with sales to a distributor for military facilities. The correction of this error resulted in an increase to the Company’s net loss of $302,000 for the three and six months ended June 30, 2015 and a corresponding decrease to accounts receivable. The distributor returned the underlying inventory, and the Company terminated the relationship with the distributor involved, and started working with a new distributor for military accounts. Management assessed the impact of the adjustment and did not believe the amount was material to any prior period financial statements, and the impact of correcting the error in the six months ended June 30, 2015 was not material to those financial statements and was not expected to be material to the financial statements for the year ending December 31,2015. As a result, the Company did not restate any prior period amounts.

During the six months ended June 30, 2015, the Company recorded an out-of-period adjustment to increase the fair value of the convertible preferred stock warrant liability, which was incorrectly valued at December 31, 2014 due to an error in the expected term assumption. The correction of this error resulted in an increase to the Company’s net loss of $370,000 for the six months ended June 30, 2015 and a corresponding increase to the convertible preferred stock warrant liability. Management assessed the impact of the adjustment and did not believe that the amount was material to any prior period financial statements, and the impact of correcting the error in the six months ended June 30, 2015 was not material to those financial statements. As a result, the Company did not restate any prior period amounts.

2.	Summary of Significant Accounting Policies

Use of Estimates

The Company’s financial statements have been prepared in conformity with U.S. GAAP. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, fair value of assets and liabilities, inventory, income taxes and stock-based compensation. Actual results could differ from those estimates and assumptions.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts receivable and accounts payable, approximate fair value due to their relatively short maturities. As of June 30, 2016 and December 31, 2015, based on Level 2 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s long-term debt approximates its fair value.

Customer Concentration

Significant customers are those which represent 10% or more of the Company’s total revenue for each period presented in the condensed statements of operations and comprehensive loss or 10% or more of the Company’s net accounts receivable balance at each respective balance sheet date. As of and for the three and six months ended June 30, 2016, the Company had no customers that represented 10% or more of its revenue or accounts receivable balances. As of and for the three and six months ended June 30, 2015, the Company had no customers that represented 10% or more of its revenue and one customer that represented 10% of its accounts receivable balance.

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

In May 2016 the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, to address certain issues identified by the TRG in the guidance on assessing collectability, presentation of sales tax, noncash consideration, and completed contracts and contracts modifications at transition.

The Company is in the process of determining the potential effects of this ASU on its financial statements.

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

•

In June 2016 the FASB issued Accounting Standards Update (ASU) No. 2016-13, Measurement of Credit Losses on Financial Statements. This update provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for public entities for annual periods beginning after December 15, 2019.  The Company is in the process of evaluating the impact of this new guidance.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$23,810	$—	$—	$23,810
	$23,810	$—	$—	$23,810

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$44,750	$—	$—	$44,750
	$44,750	$—	$—	$44,750

The following table sets forth a summary of the changes in the fair value of the convertible preferred stock warrant liability, the Company’s Level 3 financial liability, which was measured on a recurring basis until the Company’s IPO in June 2015  (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$—	$640	$—	$136
Change in fair value recorded in interest and other income (expense), net	—	(32)	—	472
Reclassification from liability to additional paid-in capital upon conversion to common stock warrants at the IPO	—	(608)	—	(608)
Ending balance	$—	$—	$—	$—

4.	Balance sheet components

Inventory

Inventory consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$1,165	$1,000
Work-in-process	732	798
Finished goods	3,553	3,384
Total inventory	$5,450	$5,182

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Prepaid expenses	$576	$907
Other	281	16
Total prepaid expenses and other assets	$857	$923

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Computer equipment and software	$1,378	$1,081
Laboratory and manufacturing equipment	1,952	1,544
Furniture and fixtures	1,461	1,445
Leasehold improvements	7,107	7,106
Assets under construction	77	260
Total property and equipment, gross	11,975	11,436
Less: accumulated depreciation and amortization	(3,223)	(2,241)
Total property and equipment, net	$8,752	$9,195

Depreciation and amortization expense was $0.5 million and $0.4 million for the three months ended June 30, 2016 and 2015, respectively and was $1.0 million and $0.8 million for the six months ended June 30, 2016 and 2015, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Accrued payroll-related expenses	$3,515	$3,052
Accrued independent sales agent commissions	185	158
Accrued professional fees	582	373
Accrued sales and marketing expenses	—	45
Deferred rent	261	261
Other	408	325
Total accrued and other current liabilities	$4,951	$4,214

5.	Stock Option Plans

In April 2015, the Company’s board of directors and stockholders approved the 2015 Equity Incentive plan (the “2015 Plan”), effective June 11, 2015, covering incentive stock options, nonstatutory stock options and restricted stock awards that may be granted to employees, directors and consultants.

During the three months ended June 30, 2016, the Company granted to employees 72,200 options with a weighted average grant date fair value of $7.02 per share and an additional 3,000 shares were granted to non-employees. During the six months ended June 30, 2016, the Company granted to employees 735,550 options with a weighted average grant date fair value of $7.37 per share and 7,000 shares were granted to non-employees. In addition, the Company granted in May, 144,500 options to the Board with a weighted average grant date fair value of $4.87 per share. There were 442,344 options granted to employees during the three and six months ended June 30, 2015 with a weighted average grant date fair value of $12.23 per share and 19,998 options granted to non-employees. In addition, 59,170 options were granted to the Board with a weighted average grant date fair value of $14.70 per share. The aggregate intrinsic value of options exercised was $0.2 million and $0.3 million for the three and six months ended June 30, 2016, and 46,000 and 59,000 for the three and six months ended June 30, 2015, respectively. The weighted-average remaining contractual life of options outstanding was 7.6 and 7.8 years at June 30, 2016 and December 31, 2015, respectively. For June 30, 2016 and December 31, 2015, the weighted-average remaining contractual life was 7.5 and 7.7 years, respectively for vested and expected to vest options.

In addition, during the three months ended June 30, 2016, the Company granted 64,000 restricted stock units (“RSUs”) to board members with a grant date fair value of $0.3 million. For the six months ended June 30, 2016, the Company granted a total of 207,000 RSUs with a grant date fair value of $1.4 million. The executive RSUs have a five year term and vest twenty percent annually each February 15th while the board RSUs vested 100% on June 19, 2016.

Stock‑Based Compensation

The fair value of stock options granted to employees is amortized on a straight-line basis over the requisite service period of the award. Stock‑based compensation related to stock options granted to non-employees is recognized as the stock options are earned. The Company recognized total employee –related stock compensation expense of $0.7million and $1.1million for the three months and six months ended June 30, 2016, and $0.4 million and $0.6 million for the three months and six months ending June 30, 2015, respectively. In addition, the Company recognized non-employee stock compensation expense of $19,000 and $42,000 for the three and six months ended June 30, 2016, respectively, and $63,600 and $73,700 for the corresponding three month and six month periods ended June 30, 2015, respectively.

The following table summarizes stock‑based compensation expense related to stock options  and restricted stock units for the three months ended June 30, 2016 and 2015 included in the condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of goods sold	$33	$24	$59	$41
Research and development	108	86	207	147
Selling, general and administrative	574	278	881	373
Total stock-based compensation expense	$715	$388	$1,147	$561

As of June 30, 2016, unrecognized compensation expense related to unvested options, net of estimated forfeitures, was $4.9 million, which the Company expects to recognize on a straight‑line basis over a weighted‑average period of 3.6 years. Unrecognized compensation expense related to unvested RSUs, net of estimated forfeitures, was $0.8 million, which the Company expects to recognize on a straight‑line basis over a weighted‑average period of 4.6 years

6.	Net Loss per Common Share

 As the Company generated net losses for all the periods presented, all potentially dilutive common securities are determined to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(10,129)	$(9,346)	$(22,239)	$(18,378)
Denominator:
Weighted-average common shares outstanding	13,409,696	2,934,315	13,404,822	1,833,709
Less: weighted-average unvested common shares subject to repurchase	(5,689)	(14,492)	(5,047)	(16,036)
Weighted-average shares used to compute net loss per common share, basic and diluted	13,404,007	2,919,823	13,399,775	1,817,673
Net loss per common share, basic and diluted	$(0.76)	$(3.20)	$(1.66)	$(10.11)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share for the three and six months ended June 30, 2016 and 2015 because their inclusion would be anti‑dilutive:

	June 30,
	2016	2015
Options to purchase common stock	2,637,031	1,866,827
Restricted Stock Units	117,000	—
Warrants to purchase common stock	137,007	137,007
Total	2,891,038	2,003,834

7.	Subsequent Events

On July 1, 2016, the Company filed a shelf registration statement on Form S-3 (Registration No. 333-212395) with the SEC to offer for sale up to an aggregate of $100,000,000 of common stock, preferred stock, depositary shares, warrants and/or units in one or more offerings and in any combinations. On that date, we also filed a prospectus supplement for an at-the-market (“ATM”) Offering of up to $25,000,000. We have capitalized approximately $266,000 of offering costs in other non-current assets in association with these filings.

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

We also use our investor relations website as a channel of distribution for important company information. Important information, including press releases, analyst presentations and financial information regarding us, as well as corporate governance information, is routinely posted and accessible on our investor relations website. Information on or that can be accessed through our websites is not part of this Annual Report on Form 10-K.

Overview

We are a commercial-stage medical technology company pioneering the use of advanced photonics to provide surgeons with improved direct visualization of surgical cavities during minimally invasive and minimal access surgical procedures. We integrate our Intelligent Photonics technology platform into our single-use and reusable advanced surgical devices to address some of the critical intracavity illumination and visualization challenges facing surgeons today. We utilize our proprietary advanced photonics technology to develop optical waveguides that direct and shape thermally cool, brilliant light into broad, uniform and volumetric illumination of the surgical target. We believe that improving a surgeon’s ability to see critical anatomical structures can lead to better clinical and aesthetic outcomes, improved patient safety and reduced surgical time and healthcare costs. Based on the number of single-use units we have shipped as of June 30, 2016, we estimate that our devices have been used in approximately 186,000 surgical procedures.

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

We currently sell our devices in the United States, primarily through a direct sales force. We increased the number of our direct sales representatives to 69 as of June 30, 2016, and we expect to continue to expand our direct sales force and marketing organization to further penetrate and expand the market by demonstrating the benefits of our advanced photonics technology platform to surgeons. Although our sales and marketing efforts are directed at surgeons because they are the primary users of our technology, the hospitals where surgical procedures are performed are our customers, as they typically are responsible for making the decisions to purchase our devices. Our currently marketed devices are commonly treated as general supplies utilized in surgery. As a result, the hospital or surgical center receives a single reimbursement from the third-party payor that is intended to cover the overall cost of treatment, including the cost of devices used during the procedure, as well as the overhead cost associated with the facility where the procedure is performed. There is no separate reimbursement for our devices.

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

Recent revenue growth has been driven by the growth of our sales and marketing infrastructure and increased surgeon awareness of the benefits of our advanced photonics technology platform over traditional surgical lighting options in the operating room. We are pursuing a number of strategies that we believe will enable us to continue to grow. Our products have broad applicability to open, smaller incision surgeries which we estimate to be approximately 40% of all surgical procedures in the United States. We have initially targeted our sales and marketing efforts to breast, orthopedics and spine and we are focused on the following initiatives to continue to drive revenue growth:

•

Leveraging our marketing programs that align with hospital initiatives including safety, patient outcomes and patient satisfaction, for example our Hidden Scar program and recently launched OR Safety Program

•	Cross selling within our initial target markets and developing adjacent surgical specialties to broaden the three core categories to Women’s health, Spine/ortho and surgical oncology, and
•	Introducing new products to support our entry into adjacent surgical specialties

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

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily production volumes, manufacturing costs and product yields, adjustments to inventory reserves and the implementation of cost-reduction strategies. Based on our current product portfolio, we expect our gross margin to increase over the long term as our production volume increases and as we spread the fixed portion of our manufacturing overhead costs over a larger number of units produced, thereby reducing our per unit manufacturing costs. However, our gross margin will likely fluctuate from quarter to quarter in the near term due to developments in the Company’s products and efficiencies in the production process.

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

Selling, General and Administrative Expenses

Our selling, general and administrative, or SG&A, expenses consist primarily of compensation for executive sales, marketing, finance, legal and administrative personnel, including sales commissions and stock-based compensation. Other significant SG&A expenses include independent sales agent commissions and costs associated with group purchase contracts, conferences, trade shows, promotional activities, including trunk stock expense, professional fees for legal and accounting services, consulting fees, insurance costs and travel expenses.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Revenue
Single use devices	$6,012	$3,463	$10,800	$6,453
Reusable retractors	1,452	720	2,603	$1,607
Sales to 3rd party medical device manufacturers	491	429	709	$729
Accessories	268	135	515	$400
Total revenue	$8,223	$4,747	$14,627	$9,189
Cost of Goods Sold	2,091	1,849	4,196	3,571
Gross Profit	$6,132	$2,898	$10,431	$5,618
Gross Margin	74.6%	61.0%	71.3%	61.1%

Revenue, cost of goods sold, gross profit and gross margin was as follows for the periods presented

Revenue increased $3.5 million, or 73%, to $8.2 million during the three months ended June 30, 2016, compared to $4.7 million during the three months ended June 30, 2015. Revenue for the six months ended June 30, 2016, increased $5.4 million, or 59%, to $14.6 million compared to $9.2 million during the prior year period. The growth in revenue for both comparable periods was attributable to an increase in unit sales as a result of selling our products to new customers and also selling more units to existing customers. These increases were driven by the expansion of our direct sales force and the success of our marketing programs, notably our Hidden Scar for Breast Cancer Surgery. The number of our direct sales representatives increased from 44 as of June 30, 2015 to 69 as of June 30, 2016 and the number of customers ordering our devices increased from approximately 445 in the second quarter of 2015 to approximately 610 in the second quarter of 2016.

Cost of goods sold increased $0.2 million, or 13%, to $2.1 million during the three months ended June 30, 2016, compared to $1.8 million during the same period in 2015. Cost of goods sold for the six months ended June 30, 2016 increased $0.6 million, or 18%, to $4.2 million compared to $3.6 million in the prior year period. The increase in cost of goods sold was primarily due to the increase in the number of devices sold as we expanded our sales and marketing efforts and increased our device sales.

Gross margin for the three months and six months ended June 30, 2016 was 74.6% and 71.3% compared to 61.0% and 61.1% for the comparable periods in June 30, 2015. The increase in gross margin is primarily attributable to economies of scale as we manufacture larger quantities of product and therefore allocate a smaller portion of our overhead expenses to each product and due to the introduction of our Eikon LT retractor series at the beginning of 2016 which is quickly displacing its predecessor the Eikon retractor series. The Eikon LT series is made from a non-conductive reinforced polymer which eliminates the risk of burns due to arcing from electrosurgical devices and is lighter in weight and has a lower material cost compared to our Eikon retractor and now represents 86% of Eikon sales.

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(In thousands)		(In thousands)		(In thousands)		(In thousands)
Operating Expenses
Research and development	$2,340	28%	$1,857	39%	$4,941	34%	$3,757	41%
Selling general and administrative	13,429	163%	9,907	209%	26,750	183%	18,840	205%
Total operating expenses	$15,769	192%	$11,764	248%	$31,691	217%	$22,597	246%

Research and development expenses: expenses increased $0.5 million, or 26%, to $2.3 million during the quarter ended June 30, 2016, compared to $1.9 million during the quarter ended June 30, 2015. The increase in expenses was primarily attributable to an increase in personnel and consultant related costs of $0.5 million due to our expanding headcount. Research and development expenses increased $1.2 million, or 32%, to $4.9 million during the six months ended June 30, 2016, compared to $3.8 million during the comparable period ended June 30, 2015. This increase in expenses was primarily attributable to an increase in personnel and consultant related costs of $1.0 million due to our expanding headcount plus an increase of $0.3 million relating to R&D activities, offset by $0.1 million in R&D manufacturing and various other allocations.

Selling, general and administrative expenses: expenses increased $3.5 million, or 36%, to $13.4 million during the quarter ended June 30, 2016, compared to $9.9 million during the quarter ended June 30, 2015. The increase in expenses was primarily attributable to a $2.4 million increase in personnel-related expenses, excluding sales commissions, as a result of increased headcount, a $0.8 million increase in commissions to direct sales representatives, a $0.4 million reserve against Eikon retractor trunk stock, and a $0.2 million increase in sales and marketing, travel and entertainment offset by a $0.2 million decrease in consulting and professional service fees.

Selling, general and administrative expenses increased $7.9 million, or 41%, to $26.8 million during the six months ended June 30, 2016, compared to $18.8 million during the comparable period ended June 30, 2015. The year over year increase in expenses was primarily attributable to a $5.2 million increase in personnel-related expenses, excluding sales commissions, as a result of increased headcount, a $1.7 million increase in commissions to direct sales representatives, a $0.8 million increase in sales and marketing travel and entertainment expenses, and a $0.4 million reserve against Eikon retractor trunk stock.

Interest expense, interest, and other income (expense):

Non-operating items, including interest expense, interest, and other income (expense), were as follows for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(In thousands)				(In thousands)
Interest expense	$(505)	-6%	$(504)	-11%	$(1,009)	-7%	$(873)	-10%
Interest and other income (expense), net	$13	0%	24	1%	$30	0%	(526)	-6%
Total	$(492)	-6%	$(480)	-10%	$(979)	-7%	$(1,399)	-15%

Interest expense remained flat during the quarter ended June 30, 2016, as compared to the quarter ended June 30, 2015 and increased $0.1 million or 16% for the six months ended June 30, 2016 compared to the prior period in 2015. In February 2015, we drew down the remaining $5.0 million from our loan with HealthCare Royalty Partners, or HCRP which resulted in the increase in interest expense year over year.

Interest and other income (expense), net decreased $11,000 to income of $13,000 during the quarter ended June 30, 2016, compared to income of $24,000 during the quarter ended June 30, 2015. For the six months ended June 30, 2016, interest and other income (expense), net changed $0.6 million to expense of $0.5 million compared to income of $30,000 during the comparable period in 2015. The change in interest and other income (expense), net was primarily related to the fair value re-measurement of the liability related to our outstanding convertible preferred stock warrants prior to our IPO. Upon completion of our IPO, the convertible preferred stock warrants were converted into common stock warrants and no further re-measurement of the liability was required.

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

There have been no material changes in our critical accounting policies during the three and six months ended June 30, 2016, as compared to those disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Company’s Annual Report filed on Form 10-K filed with the SEC on March 25, 2016.

Liquidity and Capital Resources

As of June 30, 2016, our primary sources of liquidity were our cash and cash equivalents totaling $25.5 million, accounts receivable of $4.5 million, net of allowances, and an accounts receivable credit facility with Silicon Valley Bank that we entered into in February 2015 that permits the borrowing of the lesser of $7.5 million or an amount representing up to 80% of eligible accounts receivable.

As of June 30, 2016, we had an accumulated deficit of $127.8 million. We have financed our operations primarily through sales of our equity securities, debt financings and the sale of our devices.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
(in thousands)	2016	2015
Net cash (used in) provided by:
Operating activities	$(20,295)	$(15,155)
Investing activities	(496)	(2,695)
Financing activities	(49)	77,557
Net increase in cash and cash equivalents	$(20,840)	$59,707

During the six months ended June 30, 2016, net cash used in operating activities was $20.3 million, which consisted of a net loss of $22.2 million adjusted by non-cash charges of $2.2 million and a net change of $0.2 million in our net operating assets and liabilities. The non-cash charges were primarily comprised of stock-based compensation of $1.1 million, depreciation and amortization of $1.0 million, and non-cash interest expense of $0.1 million. The decrease in our net operating assets and liabilities was primarily due to a $0.9 million increase in our accounts receivable balance related to increased customer sales and a $0.3 million increase in inventory as we increase production in order to meet the increase customer demands. These decreases in cash flows were partially offset by a $0.9 million increase in accrued liabilities and accounts payable as a result of our increase in operations and related growth in headcount.

During the six months ended June 30, 2015, net cash used in operating activities was $15.2 million, which consisted of a net loss of $18.4 million, adjusted by non-cash charges of $2.0 million and a net change of $1.2 million in our net operating assets and liabilities. The non-cash charges were primarily comprised of stock-based compensation of $0.6 million, depreciation and amortization of $0.8 million, a loss of $0.5 million on the remeasurement of our convertible preferred stock warrant liability, and an increase in the provision for doubtful accounts of $0.1 million. The increase in our net operating assets and liabilities was primarily due to a $1.4 million decrease in prepaid expenses and other current assets as a result of funds received related to the tenant allowance from our landlord on the De Haro facility, a $0.8 million increase in accounts payable and accrued liabilities as a result of an increase in our operations and related growth in headcount, and an increase of $0.1 million in deferred rent related to our new facility lease. These increases in cash flows were partially offset by a $0.5 million increase in accounts receivable as a result of an increase in revenue and a $0.6 million increase in inventory to support the expected growth in future revenue.

During the six months ended June 30, 2016, net cash used in investing activities was $0.5 million, which consisted of capital expenditures to purchase property and equipment in connection with our expanding operations.

During the six months ended June 30, 2015, net cash used in investing activities was $2.7 million, which consisted of capital expenditures to purchase property and equipment in connection with the new facility lease entered into in December 2014.

During the six months ended June 30, 2016, net cash spent on financing activities was $49,000, which related to capitalized offering costs for the preparation of the shelf registration statement on Form S-3 (Registration No. 333-212395) that we filed on July 1, 2016, offset by cash proceeds from the issuance of common stock upon the exercise of vested stock options.

During the six months ended June 30, 2015, net cash provided by financing activities was $77.6 million, consisting of net cash proceeds of $49.8 million from the issuance of common stock from our initial public offering, $22.8 million from the issuance of convertible preferred stock, and net proceeds of $5.0 million from borrowings under our long-term debt facility.

We believe that our existing cash and cash equivalents as of June 30, 2016, and future borrowings available under our accounts receivable credit facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months. Our expected future capital requirements may depend on many factors including customer sales, the expansion of our sales force, and the timing and extent of spending on the development of our technology to increase our product portfolio. We may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings and collaborative arrangements with corporate partners. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third-parties, it may be necessary to relinquish some rights to our technologies or our devices, or grant licenses on terms that are not favorable to us.

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

Contractual Obligations

During the three and six months ended June 30, 2016, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report dated December 31, 2015 filed with the SEC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash and cash equivalents of $25.5 million and $46.3 million as of June 30, 2016 and December 31, 2015, respectively, which consist of bank deposits and money market funds. The cash and cash equivalents are held for working capital purposes.

We do not enter into investments for trading or speculative purposes. Because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial statements.

As of June 30, 2016 and December 31, 2015, we had total outstanding net debt of $14.6 million and $14.5 million, respectively. This debt carries a fixed interest rate equal to 12.5%. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

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

We have experienced significant operating losses, and we expect to continue to incur operating losses for the next several years as we implement additional initiatives designed to grow our business, including, among other things, increasing sales and developing new devices. We incurred net losses of $37.6 million and $20.7 million for the years ended December 31, 2015 and 2014, respectively and net losses of $22.2 million and $18.4 million for the six months ended June 30, 2016 and June 30, 2015, respectively. As of June 30, 2016, our accumulated deficit was $127.8 million. Our prior losses, combined with expected future losses, have had and will continue to have, for the foreseeable future, an adverse effect on our stockholders’ deficit and working capital. To date, we have financed our operations primarily through the sale of equity securities, certain debt-related financing arrangements and from sales of our approved devices. We have devoted substantially all of our resources to research and development of our devices, sales and marketing activities and certain clinical and quality assurance initiatives. Our ability to generate sufficient revenue from our existing devices or from any of our device candidates in development, and to transition to profitability and generate consistent positive cash flows, is uncertain. We will need to generate significant sales to achieve profitability, and we might not be able to do so. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability as anticipated, or ever, our financial condition will suffer and our stock price could decline. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

All of our revenue is generated from devices incorporating our Intelligent Photonics technology, and any decline in the sales of these devices or failure to gain market acceptance of these devices will negatively impact our business.

We have focused heavily on the development and commercialization of devices using our Intelligent Photonics technology platform for the illumination of certain open minimally invasive and minimal access surgeries. For the six months ended June 30, 2016 and the years ended December 31, 2015 and 2014, our revenues of $14.6 million, $21.0 million, and $13.1 million, respectively, were derived entirely from sales of devices incorporating our Intelligent Photonics technology. Because we expect our revenue to be derived entirely from sales of these devices for the foreseeable future, our ability to execute our growth strategy and become profitable will depend not only upon an increase in the number of hospitals using our devices, but also an increase in the number of specialties using our devices within those hospitals in which our devices are utilized. If our advanced photonics technology, and the devices that incorporate it, fail to achieve and maintain wide market acceptance for any reason, our business may be adversely affected, as we will be severely constrained in our ability to fund our operations and develop and commercialize improvements to existing and new product lines.

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

A material portion of our total revenue in any given period may come from a relatively small number of customers. Sales to one customer accounted for 12% of our total revenue in 2014. We do not expect sales to these customers to increase significantly in the future, and as our revenue increases, we expect sales to these customers to decrease as a percent of revenue. There were no sales to any customer in excess of 10% of our total revenue for the six months ended June 30, 2016 or for the year ended December 31, 2015. However, the loss of any of our key customers for any reason, or a change in our relationship with any of our key customers may cause a significant decrease in our total revenue.

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

We need to maintain substantial levels of inventory to protect ourselves from supply interruptions. In addition, because of the broad choice of devices we offer the many surgeon specialists who use our devices, we must maintain sufficient inventory on hand to ensure each order is filled when received, and we provide our sales representatives with trunk stock inventory to allow them to demonstrate the breath of our offering. As a result of our substantial inventory levels, we are subject to the risk that a substantial portion of our inventory could become obsolete, which could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory. For example, we introduced our Eikon LT retractor series at the beginning of 2016 which is quickly displacing its predecessor the Eikon Classic retractor series.  The Eikon LT now represents more than 80% of Eikon sales and, as a result, we recorded reserves against inventory on hand to fill orders and trunk stock inventory held by our sales representatives for the Eikon Classic retractor series in the six months ended June 30, 2016. We may need to write off inventory for other reasons as well.

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

We have been growing rapidly in recent periods and have a relatively short history of operating as a commercial company. For example, we increased the number of employees from 102 at December 31, 2014 to 164 at June 30, 2016. We intend to continue to grow and may experience periods of rapid growth and expansion. Future growth will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. In addition, rapid and significant growth will place a strain on our administrative personnel, information technology systems and other operational infrastructure. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals. To achieve our revenue goals, we must continue to hire, train, retain and motivate skilled personnel.

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

Our success depends, in part, on not infringing the patents or violating the proprietary rights of others. Significant litigation regarding patent rights occurs in the medical device industry. It is possible that U.S. and foreign patents and pending patent applications controlled by third parties may be alleged to cover our devices. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our devices. We or our employees may receive in the future and have received in the past, particularly as a public company, communications from patent holders or other third parties, including non-practicing entities, alleging infringement of patents or other intellectual property rights, actual or potential future misappropriation of trade secrets, or offering licenses to such intellectual property. In this regard, one of our employees has received a letter from a third party indicating a concern about “inevitable” disclosure of trade secrets, which did not relate to specific accusations of actual misconduct. We may be subject to litigation as a result of this letter or others that we or our employees may receive in the future. At any given time, we may be involved as either a plaintiff or a defendant in a number of patent infringement actions related to other proprietary rights, the outcomes of which may not be known for prolonged periods of time. Such intellectual property litigation is typically costly and time-consuming. Litigation proceedings, if instituted against us, could divert our management’s and technical team’s attention and resources. Adverse determinations in any such litigation could result in significant liabilities to third parties or injunctions, or could require us to seek licenses from third parties and, if such licenses are not available on commercially reasonable terms, prevent us from manufacturing, selling or using certain devices, any one of which could have a material adverse effect on us. In addition, some licenses may be nonexclusive, which could provide our competitors access to the same technologies. Third parties could also obtain patents that may require us to either redesign products or, if possible, negotiate licenses from such third parties. Such licenses may materially increase our expenses.

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

Our operations have consumed substantial amounts of cash since inception, and we anticipate our expenses will increase as we seek to continue to grow our business and transition to operating as a public company. We believe that our growth will depend, in part, on our ability to fund our commercialization efforts and our efforts to develop new technologies for surgical illumination and visualization, as well as technology complementary to our current devices. Our existing resources may not allow us to conduct all of these activities that we believe would be beneficial for our future growth. As a result, we may need to seek funds in the future and, if we are unable to raise funds on favorable terms, or at all, we may not be able to support our commercialization efforts or increase our research and development activities and the growth of our business may be negatively impacted. As a result, we may be unable to compete effectively. For the six months ended June 30, 2016, our net cash used in operating activities was $20.3 million, and was $31.2 million for the year ended December 31, 2015. As of June 30, 2016, we had working capital of $27.9 million, which included $25.5 million in cash and cash equivalents. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

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

To finance these activities, we may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings and collaborative arrangements with corporate partners. In order to facilitate the raising of additional funds, we have filed a shelf registration statement on Form S-3 (Registration No. 333-212395) that allows us to sell up to an aggregate of $100,000,000 of our common stock, preferred stock, warrants, depository shares and/or units.  We have also filed a prospectus supplement for an ATM Offering of up to $25,000,000. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third-parties, it may be necessary to relinquish some rights to our technologies or our devices, or grant licenses on terms that are not favorable to us.

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

As of June 30, 2016, we owed an aggregate principal amount of $15.0 million to HealthCare Royalty Partners, a holder of more than 5% of our capital stock, pursuant to a term loan agreement, which we refer to as the HCRP loan agreement.

In addition, in February 2015, we entered into a $7.5 million loan and security agreement with Silicon Valley Bank, which we refer to as the SVB credit facility. SVB has a first priority security in our cash and cash equivalents, accounts receivable and inventory, and HCRP has a second priority security in these assets and a first priority interest in our remaining assets. As of June 30, 2016, we had not drawn down on the SVB credit facility. Pursuant to the terms of the SVB credit facility, we can borrow up to 80% of certain qualified accounts receivables at a per annum interest rate equal to the prime rate as published by the Wall Street Journal,  plus 75 basis points. In addition, the credit facility states that if we maintain a net cash balance, defined as unrestricted cash held with SVB less any borrowings on the revolving line of credit, of more than $3.0 million, then all collections will be deposited in our operating account. If the net cash balance is below $3.0 million, then all collections will be held in an SVB-controlled account and applied to reduce the loan balance.

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

In addition, we are required to timely file various reports with the FDA, including reports required by the medical device reporting regulations, or MDRs, that require that we report to the regulatory authorities if our devices may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not filed in a timely manner, regulators may impose sanctions and sales of our devices may suffer, and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business. MDRs for our devices have been filed including: one report in 2014 relating to tissue irritation; two reports in 2015, one for device breakage and one for melting of our waveguide due to a fiber optic cable malfunction and nine reports in the first six months of 2016. Of the nine MDRs in the first half of 2016, one was filed by Invuity and eight were filed by an OEM partner. All nine MDRs related to device breakage.  The eight MDRs filed by the OEM partner related to four events, all of which we believe were caused by user error. If we initiate a correction or removal for one of our devices to reduce a risk to health posed by the device, we would be required to submit a publically available Correction and Removal report to the FDA and in many cases, similar reports to other regulatory agencies. This report could be classified by the FDA as a device recall which could lead to increased scrutiny by the FDA, other international regulatory agencies and our customers regarding the quality and safety of our devices. Furthermore, the submission of these reports has been and could be used by competitors against us in competitive situations and cause customers to delay purchase decisions or cancel orders and would harm our reputation. The only Correction and Removal report that we have submitted to the FDA is in connection with the discontinued reusable aspiration device that we voluntarily recalled in 2012.

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

We have registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the California Department of Health Services, or CDHS. The FDA has broad post-market and regulatory enforcement powers. We are subject to announced and unannounced inspections by FDA and the Food and Drug Branch of CDHS to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. We passed the most recent audit by the Food and Drug Branch of CDHS in February 2015, and the inspection revealed no minor or major issues. We were also subject to an FDA inspection in April 2016 resulting in two observations, and the FDA has confirmed it will evaluate our corrective actions during its next inspection. However, we cannot assure you that we will pass future inspections or audits by the FDA or other regulatory bodies or that the FDA will consider the observations it previously identified to be closed out.

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

The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under such laws, it is possible that some of our business activities, including our consulting agreements and other relationships with surgeons and other healthcare providers, some of whom receive stock or stock options as compensation for their services and/or recommend, purchase and/or use our devices, group purchasing organizations and our independent sales agents and distributors, could be subject to challenge under one or more of such laws. We are also exposed to the risk that our employees, independent contractors, principal investigators, consultants, vendors, independent sales agents and distributors may engage in fraudulent or other illegal activity. While we have policies and procedures in place prohibiting such activity, misconduct by these parties could include, among other infractions or violations, intentional, reckless and/or negligent conduct or unauthorized activity that violates FDA regulations, including those laws that require the reporting of true, complete and accurate information to the FDA, manufacturing standards, federal and state healthcare fraud and abuse laws and regulations, laws that require the true, complete and accurate reporting of financial information or data or other commercial or regulatory laws or requirements. It is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations.

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

On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals.

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

Sales of a substantial amount of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our common stock. As of June 30, 2016, we have 13,444,818 shares of common stock outstanding. This includes the 4,600,000 shares we sold in our IPO in June 2015, which may be resold in the public market immediately.  In order to facilitate the raising of additional funds, we have filed a shelf registration statement on Form S-3 (Registration No. 333-212395) that allows us to sell up to an aggregate of $100,000,000 of our common stock, preferred stock, warrants, depository shares and/or units. We have also filed a prospectus supplement for an ATM offering of up to $25,000,000.

A significant portion of the holders of our common stock and warrants have the right, subject to some conditions, to require us to file registration statements under the Securities Act of 1933, as amended or the Securities Act covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders pursuant to a stockholders agreement between such holders and us. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement for the purpose of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. These registration rights terminate in June 2022.

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

As of June 30, 2016, our directors and executive officers and stockholders holding more than 5% of our capital stock, and their affiliates, own a substantial majority of our outstanding common stock. To the extent our existing stockholders purchase additional shares, this ownership concentration would increase. As a result, if these stockholders were to choose to act together, they would be able to control the management and affairs of our company and most matters and exercise significant influence over most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Shares of our common stock began trading on the NASDAQ Global Select Market on June 15, 2015. The shares were registered under the Securities Act on a registration statement on Form S-1 (Registration No. 333-203505).

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

Invuity, Inc.

Date: July 20, 2016	By:	/s/ Philip Sawyer
Philip Sawyer
President and Chief Executive Officer (Principal Executive Officer)

Date: July 20, 2016	By:	/s/ James Mackaness
James Mackaness
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.14	Executive Employment Agreement, dated May 10, 2016, by and between the Registrant and Philip Sawyer

10.15	Executive Change of Control Agreement, dated May 10, 2016, by and between the Registrant and Philip Sawyer

10.16	Executive Severance Agreement, dated May 10, 2016, by and between the Registrant and Philip Sawyer

10.17	Executive Change of Control Agreement, dated May 10, 2016, by and between the Registrant and James Mackaness

10.18	Executive Severance Agreement, dated May 10, 2016, by and between the Registrant and James Mackaness

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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