Form 10-Q
period 2016-09-30
Invuity, Inc.
filed 2016-11-03
CIK 1393020

ty

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the registrant’s Common Stock outstanding as of November 1, 2016 was 16,930,376.

i

PART I – Financial Information

ITEM 1. Financial Statements.

INVUITY, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$47,709	$46,296
Accounts receivable, net	5,149	3,619
Inventory	5,120	5,182
Prepaid expenses and other current assets	952	923
Total current assets	58,930	56,020
Restricted cash	1,090	1,090
Property and equipment, net	8,538	9,195
Other non-current assets	170	—
Total assets	$68,728	$66,305
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,800	$2,458
Accrued and other current liabilities	5,283	4,214
Short-term debt—related party	1,125	—
Total current liabilities	9,208	6,672
Deferred rent	2,751	2,810
Long-term debt—related party	13,462	14,480
Total liabilities	25,421	23,962
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value—10,000,000 shares authorized at September 30, 2016 and December 31, 2015, respectively; no shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.001 par value—100,000,000 shares authorized at September 30, 2016 and December 31, 2015, respectively; 16,905,103 and 13,392,358 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	14	13
Additional paid-in capital	179,960	147,937
Accumulated deficit	(136,667)	(105,607)
Total stockholders’ equity	43,307	42,343
Total liabilities, convertible preferred stock and stockholders’ equity	$68,728	$66,305

See accompanying notes to unaudited condensed financial statements.

INVUITY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue	$8,478	$5,595	$23,106	$14,784
Cost of goods sold	2,219	2,035	6,416	5,605
Gross profit	6,259	3,560	16,690	9,179
Operating expenses:
Research and development	2,471	2,042	7,412	5,799
Selling, general and administrative	12,134	10,180	38,885	29,020
Total operating expenses	14,605	12,222	46,297	34,819
Loss from operations	(8,346)	(8,662)	(29,607)	(25,640)
Interest expense	(505)	(504)	(1,514)	(1,377)
Interest and other income (expense), net	30	28	61	(499)
Net loss and comprehensive loss	$(8,821)	$(9,138)	$(31,060)	$(27,516)
Net loss per common share, basic and diluted	$(0.56)	$(0.69)	$(2.19)	$(4.84)
Weighted-average shares used to compute net loss per common share, basic and diluted	15,690,785	13,292,849	14,173,534	5,684,755

See accompanying notes to unaudited condensed financial statements.

INVUITY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(31,060)	$(27,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,481	1,258
Stock-based compensation	1,716	919
Changes in fair value of convertible preferred stock warrant liability	—	472
Provision for doubtful accounts	63	147
Noncash interest expense	107	107
Changes in operating assets and liabilities
Accounts receivable	(1,593)	(633)
Inventory	61	(611)
Prepaid expenses and other assets	(199)	1,119
Accounts payable	327	30
Accrued and other current liabilities	1,145	696
Deferred rent	(59)	121
Net cash used in operating activities	(28,011)	(23,891)
Cash flows from investing activities
Purchases of property and equipment	(884)	(3,181)
Change in restricted cash	—	35
Net cash used in investing activities	(884)	(3,146)
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	—	47,219
Proceeds from secondary offering, net of issuance costs	29,653
Proceeds from issuance of long-term debt -related party, net of issuance costs	—	5,000
Proceeds from issuance of common stock upon exercise of stock options	655	36
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	22,769
Net cash provided by financing activities	30,308	75,024

Net increase in cash and cash equivalents	1,413	47,987
Cash and cash equivalents, beginning of period	46,296	6,048
Cash and cash equivalents, end of period	$47,709	$54,035
Supplemental disclosures of cash flow information
Interest paid to related party	$1,406	$1,271
Non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued liabilities	$138	$12
Secondary offering issuance costs in accounts payable	$429	$—
Reclassification of convertible preferred stock warrant liability to additional paid-in capital upon conversion of convertible preferred stock into common stock and additional paid-in capital	$—	$96,524

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

Liquidity

The Company has incurred net losses from operations since inception and has an accumulated deficit of $136.7 million as of September 30, 2016.   The Company expects to incur additional losses and negative cash flows for the foreseeable future. Management believes that its cash and cash equivalents at September 30, 2016 and additional borrowings available under its accounts receivable credit facility entered into in February 2015 will provide sufficient funds to enable the Company to meet its operating plan through at least the next twelve months.  On July 1, 2016, the Company also filed a prospectus supplement for an at-the-market offering (“ATM Offering”) of up to $25,000,000. However, if the Company’s anticipated operating results are not achieved in future periods, additional debt or equity financing may need to be raised, or planned expenditures may need to be reduced.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report for the year ended December 31, 2015 and filed with the U.S. Securities and Exchange Commission (the “SEC”). The accompanying year-end balance sheet was derived from the audited financial statements included in the annual report. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results expected for the full fiscal year or any other periods.

Out-of-Period Adjustments

In the nine-months ended September 30, 2015, the Company recorded an out-of-period adjustment to reverse revenue that the Company had originally recorded in the fourth quarter of 2014 associated with sales to a distributor for military facilities. The correction of this error resulted in an increase to the Company’s net loss of $302,000 for the nine months ended September 30, 2015 and a corresponding decrease to accounts receivable. The distributor returned the underlying inventory, and the Company terminated the relationship with the distributor involved, and started working with a new distributor for military accounts.

In addition, during the nine months ended September 30, 2015, the Company recorded an out-of-period adjustment to increase the fair value of the convertible preferred stock warrant liability, which was incorrectly valued at December 31, 2014 due to an error in the expected term assumption. The correction of this error resulted in an increase to the Company’s net loss of $370,000 for the nine months ended September 30, 2015 and a corresponding increase to the convertible preferred stock warrant liability.

Management assessed the impact of these adjustments and did not believe the amounts were material to any prior period financial statements, and the impact of correcting these errors in the nine months ended September 30, 2015 was not material to those financial statements and were not expected to be material to the financial statements for the year ended December 31, 2015. As a result, the Company did not restate any prior period amounts.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts receivable and accounts payable, approximate fair value due to their relatively short maturities. As of September 30, 2016 and December 31, 2015, based on Level 2 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s long-term debt approximates its fair value.

Customer Concentration

Significant customers are those which represent 10% or more of the Company’s total revenue for each period presented in the condensed statements of operations and comprehensive loss or 10% or more of the Company’s net accounts receivable balance at each respective balance sheet date. As of and for the three and nine months ended September 30, 2016 and 2015, the Company had no customers that represented 10% or more of its revenue or accounts receivable balances.

Convertible Preferred Stock Warrant Liability

Freestanding warrants for shares that were contingently redeemable were classified as liabilities on the balance sheet at their estimated fair value because the shares underlying the warrants may obligate the Company to transfer assets to the holders at a future date under certain circumstances, such as a deemed liquidation event. The warrants were subject to remeasurement at each balance sheet date and the change in fair value, if any, was recognized as interest and other income, net in the condensed statements of operations and comprehensive loss. The Company adjusted the liability for changes in fair value until the completion of its initial public offering (“IPO”), at which time all convertible preferred stock warrants were converted into warrants to purchase common stock and the liability was reclassified to additional paid-in capital.

Revenue Recognition

The Company’s revenue is generated from the sale of its products to hospitals and medical centers through direct sales representatives and independent sales agents. The Company recognizes revenue when all of the following criteria are met:

•persuasive evidence of an arrangement exists;

•the sales price is fixed or determinable;

•collection of the relevant receivable is reasonably assured at the time of sale; and

•delivery has occurred.

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

Recent Accounting Pronouncements

•In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date by one year, to an effective date for public entities for annual and interim periods beginning after December 15, 2017.

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

The Company is in the process of determining the potential effects of this new guidance on its financial statements.

•In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which permits companies to measure inventory at the lower of cost and realizable value. ASU 2015-11 applies to all business entities and is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of this new guidance on its financial statements.

•In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for the annual period ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of this new guidance on its financial statements.

•In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company is in the process of evaluating the impact of the adoption of this new guidance on its financial statements.

•In February 2016, the FASB issued ASU 2016-02 – Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance on its financial statements.

•In March 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for public entities for annual periods beginning after December 15, 2016.  The Company is in the process of evaluating the impact of this new guidance on its financial statements.

•In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, Measurement of Credit Losses on Financial Statements. This update provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for public entities for annual periods beginning after December 15, 2019.  The Company is in the process of evaluating the impact of this new guidance on its financial statements.

•	In August 2016 the FASB issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB

Emerging Issues Task Force). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This update addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle.  ASU 2016-15 is effective for public entities for annual periods beginning after December 15, 2017.  The Company is in the process of evaluating the impact of this new guidance on its financial statements.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$46,832	$—	$—	$46,832
	$46,832	$—	$—	$46,832

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$44,750	$—	$—	$44,750
	$44,750	$—	$—	$44,750

The following table sets forth a summary of the changes in the fair value of the convertible preferred stock warrant liability, the Company’s Level 3 financial liability, which was measured on a recurring basis until the Company’s IPO in June 2015  (in thousands):

	Nine Months Ended September 30,
	2016	2015
Beginning balance	$—	$136
Issuance of convertible preferred stock warrants	—	—
Change in fair value recorded in interest and other income (expense), net	—	472
Reclassification from liability to additional paid-in capital upon conversion to common stock warrants at the IPO	—	(608)
Ending balance	$—	$—

4.            Balance sheet components

Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Raw materials	$734	$1,000
Work-in-process	1,075	798
Finished goods	3,311	3,384
Total inventory	$5,120	$5,182

 Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Computer equipment and software	$1,307	$1,341
Laboratory and manufacturing equipment	2,169	1,544
Furniture and fixtures	1,460	1,445
Leasehold improvements	7,212	7,106
Total property and equipment, gross	12,148	11,436
Less: accumulated depreciation and amortization	(3,610)	(2,241)
Total property and equipment, net	$8,538	$9,195

Depreciation and amortization expense was $0.5 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively and was $1.5 million and $1.3 million for the nine months ended September 30, 2016 and 2015, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Accrued payroll-related expenses	$4,213	$3,052
Accrued independent sales agent commissions	163	158
Accrued professional fees	197	373
Accrued sales and marketing expenses	24	45
Deferred rent	261	261
Other	425	325
Total accrued and other current liabilities	$5,283	$4,214

5.           Secondary Offering

On July 1, 2016, the Company filed a shelf registration statement on Form S-3 (Registration No. 333-212395) with the SEC to offer for sale up to an aggregate of $100,000,000 of common stock, preferred stock, depositary shares, warrants and/or units in one or more offerings and in any combinations. On that date, the Company also filed a prospectus supplement for an ATM Offering of up to $25,000,000. On August 2, 2016, the Company completed a secondary offering of 3,220,000 shares of its common stock at a price to the public of $10.00 per share, which included the exercise in full by the underwriters of their option to purchase an additional 420,000 shares of its common stock. The total net proceeds from this offering were $29.7 million, after deducting underwriting discounts and commissions and offering expenses of $0.6 million payable by the Company.

6.           Stock Option Plans

In April 2015, the Company’s board of directors and stockholders approved the 2015 Equity Incentive plan (the “2015 Plan”), effective June 11, 2015, covering incentive stock options, nonstatutory stock options and restricted stock awards that may be granted to employees, directors and consultants.

During the three and nine-months ended September 30, 2016, the Company granted to employees 21,400 and 756,950 options with a weighted average grant date fair value of $11.59 per share and $7.49 per share, respectively. In addition, the Company granted in May 2016, 144,500 options to the Board with a weighted average grant date fair value of $4.87 per share. There were 190,854 and 633,198 options granted to employees during the three and nine months ended September 30, 2015, with a weighted average grant date fair value of $13.11 per share and $12.50 per share, respectively. For the three and nine-months ended September 30, 2015, the Company granted 16,121 and 75,291 options to the Board with a weighted average grant date fair value of $11.09 per share and $13.93 per share, respectively. The aggregate intrinsic value of options exercised was $0 and $0.5 million for the three and nine months ended September 30, 2016, and $11,000 and $71,000 for the three and nine months ended September 30, 2015, respectively.

The weighted-average remaining contractual life of options outstanding was 7.7 and 7.8 years at September 30, 2016 and December 31, 2015, respectively. For vested and expected to vest options, the weighted-average remaining contractual life was 7.7 years as of both September 30, 2016 and December 31, 2015.

In addition to options, the Company also granted restricted stock units (“RSUs”) including 10,000 RSUs to a consultant with an aggregate grant date fair value of $110,000 during the three months ended September 30, 2016. For the nine months ended September 30, 2016, the Company granted a total of 217,000 RSUs with an aggregate grant date fair value of $1.5 million. The RSUs have a range of vesting terms from a minimum of one month to a maximum of five years.

Stock‑Based Compensation

The fair value of stock options granted to employees is amortized on a straight-line basis over the requisite service period of the award. Stock‑based compensation related to stock options granted to non-employees is recognized as the stock options are earned. The Company recognized total employee –related stock compensation expense of $0.5 million and $1.6 million for the three months and nine months ended September 30, 2016, and $0.3 million and $0.8 million for the three months and nine months ended September 30, 2015, respectively. In addition, the Company recognized non-employee stock-based compensation expense of $46,000 and $88,000 for the three and nine months ended September 30, 2016, respectively, and $30,000 and $104,000 for the corresponding three month and nine month periods ended September 30, 2015, respectively.

The following table summarizes stock‑based compensation expense related to stock options and restricted stock units for the three months ended September 30, 2016 and 2015 included in the condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of goods sold	$37	$25	$95	$66
Research and development	107	76	315	223
Selling, general and administrative	425	257	1,306	630
Total stock-based compensation expense	$569	$358	$1,716	$919

As of September 30, 2016, unrecognized compensation expense related to unvested options, net of estimated forfeitures, was $4.6 million, which the Company expects to recognize on a straight‑line basis over a weighted‑average period of 3.4 years. Unrecognized compensation expense related to unvested RSUs, net of estimated forfeitures, was $0.7 million, which the Company expects to recognize on a straight‑line basis over a weighted‑average period of 4.4 years

7.           Net Loss per Common Share

As the Company generated net losses for all the periods presented, all potentially dilutive common securities are determined to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(8,821)	$(9,138)	$(31,060)	$(27,516)
Denominator:
Weighted-average common shares outstanding	15,695,193	13,305,057	14,176,655	5,699,512
Less: weighted-average unvested common shares subject to repurchase	(4,408)	(12,208)	(3,121)	(14,757)
Weighted-average shares used to compute net loss per common share, basic and diluted	15,690,785	13,292,849	14,173,534	5,684,755
Net loss per common share, basic and diluted	$(0.56)	$(0.69)	$(2.19)	$(4.84)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share for the three and nine months ended September 30, 2016 and 2015 because their inclusion would be anti‑dilutive:

	September 30,
	2016	2015
Options to purchase common stock	2,453,373	2,018,739
Warrants to purchase common stock	137,007	137,007
Restricted Stock Units	127,000	—
Total	2,717,380	2,155,746

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

Overview

We are a commercial-stage medical technology company pioneering the use of advanced photonics to provide surgeons with improved direct visualization of surgical cavities during minimally invasive and minimal access surgical procedures. We integrate our Intelligent Photonics technology platform into our single-use and reusable advanced surgical devices to address some of the critical intracavity illumination and visualization challenges facing surgeons today. We utilize our proprietary advanced photonics technology to develop optical waveguides that direct and shape thermally cool, brilliant light into broad, uniform and volumetric illumination of the surgical target. We believe that improving a surgeon’s ability to see critical anatomical structures can lead to better clinical and aesthetic outcomes, improved patient safety and reduced surgical time and healthcare costs. Based on the number of single-use units we have shipped as of September 30, 2016, we estimate that our devices have been used in approximately 212,000 surgical procedures.

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

We currently sell our devices in the United States, primarily through a direct sales force. We had 65 direct sales representatives as of September 30, 2016, and we expect to continue to expand our direct sales force and marketing organization to further penetrate and expand the market by demonstrating the benefits of our advanced photonics technology platform to surgeons. Although our sales and marketing efforts are directed at surgeons because they are the primary users of our technology, the hospitals where surgical procedures are performed are our customers, as they typically are responsible for making the decisions to purchase our devices. Our currently marketed devices are commonly treated as general supplies utilized in surgery. As a result, the hospital or surgical center receives a single reimbursement from the third-party payor that is intended to cover the overall cost of treatment, including the cost of devices used during the procedure, as well as the overhead cost associated with the facility where the procedure is performed. There is no separate reimbursement for our devices.

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

✓

Leveraging our marketing programs that align with hospital initiatives including safety, patient outcomes and patient satisfaction, for example our Hidden Scar program and recently launched OR Safety Program

✓	Cross selling within our initial target markets and developing adjacent surgical specialties to broaden the three core categories to Women’s health, Spine/ortho and surgical oncology, and
✓	Introducing new products to support our entry into adjacent surgical specialties

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

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily production volumes, manufacturing costs and product yields, adjustments to inventory reserves and the implementation of cost-reduction strategies. Based on our current product portfolio, we expect our gross margin to increase over the long term as our production volume increases and as we spread the fixed portion of our manufacturing overhead costs over a larger number of units produced, thereby reducing our per unit manufacturing costs. However, our gross margin will likely fluctuate from quarter to quarter in the near term due to developments in our products and efficiencies in the production process.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Revenue
Single use devices	$6,421	$4,074	$17,221	$10,528
Reusable retractors	1,398	875	4,001	2,482
Sales to 3rd party medical device manufacturers	369	306	1,078	1,035
Accessories	290	340	805	739
Total revenue	8,478	5,595	23,105	14,784
Cost of Revenue	2,219	2,035	6,416	5,605
Gross Profit	$6,259	$3,560	$16,689	$9,179
Gross Margin	73.8%	63.6%	72.2%	62.1%

Revenue, cost of goods sold, gross profit and gross margin was as follows for the periods presented

Revenue increased $2.9 million, or 52%, to $8.5 million during the three months ended September 30, 2016, compared to $5.6 million during the three months ended September 30, 2015. Revenue for the nine months ended September 30, 2016 increased $8.3 million, or 56%, to $23.1 million compared to $14.8 million during the prior year period. The growth in revenue for both comparable periods was attributable to an increase in unit sales as a result of selling our products to new customers and also selling more units to existing customers. These increases were driven by the expansion of our direct sales force and the success of our marketing programs, notably our Hidden Scar for Breast Cancer Surgery. The number of our direct sales representatives increased from 52 as of September 30, 2015 to 65 as of September 30, 2016 and the number of customers ordering our devices increased from approximately 465 in the third quarter of 2015 to approximately 700 in the third quarter of 2016.

Cost of goods sold increased $0.1 million, or 9%, to $2.2 million during the three months ended September 30, 2016, compared to $2.0 million during the same period in 2015. Cost of goods sold for the nine months ended September 30, 2016 increased $0.8 million, or 14%, to $6.4 million compared to $5.6 million in the prior year period. The increase in cost of goods sold was primarily due to the increase in the number of devices sold as we expanded our sales and marketing efforts and increased our device sales and was offset by increased efficiencies and reduced costs of manufacturing related to increased volumes of production.

Gross margin for the three months and nine months ended September 30, 2016 was 74% and 72% compared to 64% and 62% for the comparable periods in September 30, 2015. The increase in gross margin is primarily attributable to economies of scale as we manufacture larger quantities of product and therefore allocate a smaller portion of our overhead expenses to each product and due to the introduction of our Eikon LT retractor series at the beginning of 2016 which is quickly displacing its predecessor, the Eikon retractor series. The Eikon LT series is made from a non-conductive reinforced polymer which eliminates the risk of burns due to arcing from electrosurgical devices and is lighter in weight and has a lower material cost compared to our Eikon retractor and now represents 86% of Eikon sales.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
		% of		% of		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
	(In thousands)		(In thousands)		(In thousands)		(In thousands)
Operating Expenses
Research and development	$2,471	29%	$2,042	36%	$7,412	32%	$5,799	39%
Selling general and administrative	12,134	143	10,180	182	38,885	168	29,020	196
Total operating expenses	$14,605	172%	$12,222	218%	$46,297	200%	$34,819	235%

Research and development expenses: expenses increased just over $0.4 million, or 21%, to $2.5 million during the quarter ended September 30, 2016, compared to $2.0 million during the quarter ended September 30, 2015. The increase in expenses was primarily attributable to an increase in personnel and consultant related costs of $0.5 million due to our expanding headcount. Research and development expenses increased $1.6 million, or 28%, to $7.4 million during the nine months ended September 30, 2016, compared to $5.8 million during the comparable period ended September 30, 2015. This increase in expenses was primarily attributable to an increase in personnel and consultant related costs of $1.5 million due to our expanding headcount plus an increase of $0.4 million relating to R&D activities for our next generation products, offset by $0.3 million in R&D manufacturing and various other allocations.

Selling, general and administrative expenses: expenses increased approximately $2.0 million, or 28%, to $12.1 million during the quarter ended September 30, 2016, compared to $10.2 million during the quarter ended September 30, 2015. The increase in expenses was primarily attributable to a $1.6 million increase in personnel-related expenses, excluding sales commissions, as a result of increased headcount, a $0.6 million increase in commissions to direct sales representatives, a $0.4 million reserve against Eikon retractor trunk stock, and a $0.2 million increase in travel and entertainment, offset by a $0.8 million decrease in consulting and professional service fees. Selling, general and administrative expenses increased approximately $9.9 million, or 34%, to $38.9 million during the nine months ended September 30, 2016, compared to $29.0 million during the comparable period ended September 30, 2015. The year over year increase in expenses was primarily attributable to a $6.8 million increase in personnel-related expenses, excluding sales commissions, as a result of increased headcount, a $2.3 million increase in commissions to direct sales representatives, a $1.0 million increase in sales and marketing travel and entertainment expenses, and a $0.8 million reserve against Eikon retractor trunk stock, offset by a decrease of approximately $1.2 million in consulting, professional service fees, and various other allocations.

Interest expense, interest, and other income (expense):

Non-operating items, including interest expense, interest, and other income (expense), were as follows for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
		% of		% of		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
	(In thousands)		(In thousands)		(In thousands)		(In thousands)

Interest expense	$(505)	(6)%	$(504)	(9)%	$(1,514)	(7)%	$(1,377)	(9)%
Interest and other income (expense), net	30	0	28	1	61	0	(499)	(3)
Total	$(475)	(6)%	$(476)	(9)%	$(1,453)	(6)%	$(1,876)	(13)%

Interest expense remained constant during the quarter ended September 30, 2016, compared to the quarter ended September 30, 2015 and increased $0.1 million for the nine months ended September 30, 2016 compared to the prior period in 2015. In February 2015, we drew down the remaining $5.0 million from our loan with HealthCare Royalty Partners, or HCRP which resulted in the increase in interest expense year over year.

Interest and other income (expense), net remained constant during the quarter ended September 30, 2016, compared to the quarter ended September 30, 2015 and changed by $0.6 million to income of $61,000 for the nine months ended September 30, 2016 from net expense of $0.5 million for the prior period. The change in interest and other income (expense), net was primarily related to the fair value re-measurement of the liability related to our outstanding convertible preferred stock warrants prior to our initial public offering (“IPO”) in 2015. Upon completion of our IPO, the convertible preferred stock warrants were converted into common stock warrants and no further re-measurement of the liability was required.

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

There have been no material changes in our critical accounting policies during the three and nine months ended September 30, 2016, as compared to those disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report filed on Form 10-K filed with the SEC on March 25, 2016.

Liquidity and Capital Resources

As of September 30, 2016, our primary sources of liquidity were our cash and cash equivalents totaling $47.7 million and an accounts receivable credit facility with Silicon Valley Bank that we entered into in February 2015 that permits the borrowing of the lesser of $7.5 million or an amount representing up to 80% of eligible accounts receivable. On July 1, 2016, we also filed a prospectus supplement for an at-the-market offering (“ATM Offering”) of up to $25,000,000.

As of September 30, 2016, we had an accumulated deficit of $136.7 million. We have financed our operations primarily through sales of our equity securities, debt financings and the sale of our devices.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2016	2015
Net cash (used in) provided by:
Operating activities	$(28,011)	$(23,891)
Investing activities	(884)	(3,146)
Financing activities	30,308	75,024
Net increase in cash and cash equivalents	$1,413	$47,987

During the nine months ended September 30, 2016, net cash used in operating activities was $28.0 million, which consisted of a net loss of $31.0 million adjusted by non-cash charges of $3.4 million and a net change of $0.3 million in our net operating assets and liabilities. The non-cash charges were primarily comprised of stock-based compensation of $1.7 million, depreciation and amortization of $1.5 million, non-cash interest expense of $0.1 million and a provision for bad debt of $0.1 million. The decrease in our net operating assets and liabilities was primarily due to a $1.6 million increase in our accounts receivable balance related to increased customer sales and a $0.2 million decrease in prepaids and other assets as a portion of these assets were offset against the proceeds from our secondary offering in August 2016. These decreases in cash flows were partially offset by a $1.4 million increase in accrued liabilities and accounts payable as a result of our increase in operations and related growth in headcount.

During the nine months ended September 30, 2015, net cash used in operating activities was $23.9 million, which consisted of a net loss of $27.5 million, adjusted by non-cash charges of $2.9 million and a net change of $0.7 million in our net operating assets and liabilities. The non-cash charges were primarily comprised of stock-based compensation of $0.9 million, depreciation and amortization of $1.3 million, a loss of $0.5 million on the remeasurement of our convertible preferred stock warrant liability, and an increase in the provision for doubtful accounts of $0.1 million. The increase in our net operating assets and liabilities was primarily due to a $1.1 million decrease in prepaid expenses and other current assets as a result of funds received related to the tenant allowance from our landlord on the De Haro facility, a $0.4 million increase in accounts payable and accrued liabilities as a result of an increase in our operations and related growth in headcount, and an increase of $0.1 million in deferred rent related to our new facility lease. These increases in cash flows were partially offset by a $0.6 million increase in accounts receivable as a result of an increase in revenue and a $0.6 million increase in inventory to support the expected growth in future revenue.

During the nine months ended September 30, 2016, net cash used in investing activities was $0.9 million, which consisted of capital expenditures to purchase property and equipment in connection with our expanding operations.

During the nine months ended September 30, 2015, net cash used in investing activities was $3.1 million, which consisted of capital expenditures to purchase property and equipment in connection with the new facility lease entered into in December 2014.

During the nine months ended September 30, 2016, cash provided by financing activities was $30.3 million, which consisted of net cash proceeds of $29.7 million from a secondary offering completed on August 2, 2016 and $0.7 million from cash proceeds from the issuance of common stock upon the exercise of vested stock options.

During the nine months ended September 30, 2015, net cash provided by financing activities was $75.0 million, consisting of net cash proceeds of $47.2 million from the issuance of common stock from our IPO, $22.8 million from the issuance of convertible preferred stock, and net proceeds of $5.0 million from borrowings under our long-term debt facility.

We believe that our existing cash and cash equivalents as of September 30, 2016, and future borrowings available under our accounts receivable credit facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months. Our expected future capital requirements may depend on many factors including customer sales, the expansion of our sales force, and the timing and extent of spending on the development of our technology to increase our product portfolio. We may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings and collaborative arrangements with corporate partners. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third-parties, it may be necessary to relinquish some rights to our technologies or our devices, or grant licenses on terms that are not favorable to us.

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

Contractual Obligations

During the three and nine months ended September  30, 2016, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report dated December 31, 2015 filed with the SEC.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash and cash equivalents of $47.7 million and $46.3 million as of September 30, 2016 and December 31, 2015, respectively, which consist of bank deposits and money market funds. The cash and cash equivalents are held for working capital purposes.

We do not enter into investments for trading or speculative purposes. Because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial statements.

As of September 30, 2016 and December 31, 2015, we had total outstanding net debt of $14.6 million and $14.5 million, respectively. This debt carries a fixed interest rate equal to 12.5%. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

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

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising from the ordinary course of our business. Management is currently not aware of any matters that will have a material adverse effect on our financial position, results of operations or cash flows.

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

We have experienced significant operating losses, and we expect to continue to incur operating losses for the next several years as we implement additional initiatives designed to grow our business, including, among other things, increasing sales and developing new devices. We incurred net losses of $37.6 million and $20.7 million for the years ended December 31, 2015 and 2014, respectively and net losses of $31.0 million and $27.6 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. As of September 30, 2016, our accumulated deficit was $136.7 million. Our prior losses, combined with expected future losses, have had and will continue to have, for the foreseeable future, an adverse effect on our stockholders’ deficit and working capital. To date, we have financed our operations primarily through the sale of equity securities, certain debt-related financing arrangements and from sales of our approved devices. We have devoted substantially all of our resources to research and development of our devices, sales and marketing activities and certain clinical and quality assurance initiatives. Our ability to generate sufficient revenue from our existing devices or from any of our device candidates in development, and to transition to profitability and generate consistent positive cash flows, is uncertain. We will need to generate significant sales to achieve profitability, and we might not be able to do so. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability as anticipated, or ever, our financial condition will suffer and our stock price could decline. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

All of our revenue is generated from devices incorporating our Intelligent Photonics technology, and any decline in the sales of these devices or failure to gain market acceptance of these devices will negatively impact our business.

We have focused heavily on the development and commercialization of devices using our Intelligent Photonics technology platform for the illumination of certain open minimally invasive and minimal access surgeries. For the nine months ended September 30, 2016 and the years ended December 31, 2015 and 2014, our revenues of $23.1 million, $21.0 million, and $13.1 million, respectively, were derived entirely from sales of devices incorporating our Intelligent Photonics technology. Because we expect our revenue to be derived entirely from sales of these devices for the foreseeable future, our ability to execute our growth strategy and become profitable will depend not only upon an increase in the number of hospitals using our devices, but also an increase in the number of specialties using our devices within those hospitals in which our devices are utilized. If our advanced photonics technology, and the devices that incorporate it, fail to achieve and maintain wide market acceptance for any reason, our business may be adversely affected, as we will be severely constrained in our ability to fund our operations and develop and commercialize improvements to existing and new product lines.

We plan to introduce our PhotonBlade™ device in 2017 and there can be no assurance on the timing of introduction, level of market acceptance or revenue generated by this product.

We recently announced that we have received FDA 510(k) clearance for PhotonBlade, a new device that integrates our Intelligent Photonics technology into an advanced energy device used for cutting and coagulation of soft-tissue during surgical procedures. We are currently in the process of establishing commercial production through third-party manufacturers and will begin early marketing activities through physician education programs. We have announced that we plan to initiate a limited launch of the PhotonBlade device in the first half of 2017 and incorporate feedback from initial users with a goal of launching the product more broadly in the middle of 2017. We cannot be assured that the products will be available from third-party manufacturers on the timeline we anticipate and that we will be able to establish long-term supply arrangements on pricing terms favorable to us. Additionally, we cannot be assured that PhotonBlade devices will achieve market acceptance. We will be required to devote significant resources to the launch and marketing of PhotonBlade devices and cannot be assured that these activities will generate revenue as anticipated. If we fail to generate revenue from PhotonBlade devices, or if that revenue grows more slowly than we expect, our business and financials will be adversely affected.

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

The medical device industry is highly competitive. Our success depends, in part, upon our ability to maintain a competitive position in the development of technologies and devices for surgical illumination and visualization. Any device we develop will have to compete for market acceptance and market share. We believe that the primary competitive factors in the surgical illumination and visualization market segment are clinical safety and effectiveness, price, surgeon experience and comfort with use of particular illumination systems, reliability and durability, ease of use, device support and service, sales force experience and relationships. We face significant competition from competitors based in the United States and internationally in the surgical illumination and visualization market, and we expect the intensity of competition will increase over time. Surgeons and hospitals typically use traditional overhead lighting, headlights and fiber-optic lighting products, and if we cannot convince surgeons and hospitals of the benefits of using our devices in addition to, or as an alternative to, traditional overhead lighting and headlights, or, of the benefits of using our devices instead of using competing fiber-optic lighting products, our business may be harmed. Many of the companies developing or marketing competing products enjoy several competitive advantages over us, including:

•more established sales and marketing programs and distribution networks;

•long established relationships with surgeons and hospitals;

•contractual relationships with customers;

•products that have already received approval from the relevant VACs;

•greater financial and human resources for product development, sales and marketing;

•greater name recognition;

•the ability to offer rebates or bundle multiple product offerings to offer greater discounts or incentives; and

•greater experience in and resources for conducting research and development, clinical studies, manufacturing, preparing regulatory submissions, obtaining regulatory clearance or approval for products and marketing approved products.

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

Our limited operating history and commercial experience make it difficult for us to predict future performance and growth as such forecasts are limited and subject to a number of uncertainties, including our ability to market our devices successfully, our ability to maintain or obtain regulatory clearances, unexpected or serious complications related to our devices or other factors discussed in these risk factors. A number of factors over which we have limited control may contribute to fluctuations in our financial results. These factors include, without limitation:

•surgeon and hospital acceptance of our devices;

•the productivity of our sales representatives;

•the introduction of new devices and technologies or acquisitions by us or our competitors;

•fluctuations in our expenses associated with expanding our operations and operating as a public company;

•the timing, expense and results of research and development activities and obtaining future regulatory clearances and approvals;

•supplier, manufacturing or quality problems with our devices; and

•changes in our pricing policies or in the pricing policies of our competitors or suppliers.

Additionally, we may experience seasonal variations in revenue. For example, our revenue tends to be the lowest in the first quarter as the result of the resetting of annual patient healthcare insurance plan deductibles and by hospitals and military facilities working off their inventories of products purchased in the fourth quarter. Revenue in the third quarter can be impacted by summer vacation season. Revenue in the fourth quarter tends to be the highest as demand may be impacted by the desire of patients to spend their remaining balances in their flexible spending accounts or because they have met their annual deductibles under their health insurance plans. In addition, in the fourth quarter, our results can be impacted by the budgeting and buying patterns of hospitals and military facilities.

The loss of one or more of our key customers could slow our revenue growth or cause our revenue to decline.

A material portion of our total revenue in any given period may come from a relatively small number of customers. We do not expect sales to these customers to increase significantly in the future, and as our revenue increases, we expect sales to these customers to decrease as a percent of revenue. There were no sales to any customer in excess of 10% of our total revenue for the nine months ended September 30, 2016 or for the year ended December 31, 2015. However, the loss of any of our key customers for any reason, or a change in our relationship with any of our key customers may cause a significant decrease in our total revenue.

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

We rely on a number of suppliers who manufacture certain components of our devices, including specialty machining for our retractors and molding for our waveguides and handheld components. We do not have long-term supply agreements with most of our suppliers, and, in many cases, we purchase components on a purchase order basis. Our suppliers may encounter problems during manufacturing for a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these third-party suppliers also subjects us to other risks that could harm our business, including:

•we are not a major customer of many of our suppliers, and these suppliers may therefore give other customers’ needs higher priority than ours;

•we may not be able to obtain an adequate supply in a timely manner or on commercially reasonable terms;

•price fluctuations due to a lack of long-term supply arrangements with our suppliers for components;

•our suppliers, especially new suppliers, may make errors in manufacturing that could negatively affect the efficacy or safety of our devices or cause delays in shipment;

•we may have difficulty locating and qualifying alternative suppliers;

•switching components or suppliers may require device redesign and possibly premarket submission to the FDA;

•the failure of our suppliers to comply with strictly enforced regulatory requirements, which could result in disruption of supply and/or increased expenses;

•the occurrence of a fire, natural disaster or other catastrophe impacting one or more of our suppliers may affect the supplier’s ability to deliver components to us in a timely manner; and

•our suppliers may encounter financial hardships unrelated to our demand, which could inhibit their ability to fulfill our orders and meet our requirements.

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

We need to maintain substantial levels of inventory to protect ourselves from supply interruptions. In addition, because of the broad choice of devices we offer the many surgeon specialists who use our devices, we must maintain sufficient inventory on hand to ensure each order is filled when received, and we provide our sales representatives with trunk stock inventory to allow them to demonstrate the breath of our offering. As a result of our substantial inventory levels, we are subject to the risk that a substantial portion of our inventory could become obsolete, which could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory. For example, we introduced our Eikon LT retractor series at the beginning of 2016 which is quickly displacing its predecessor the Eikon Classic retractor series.  The Eikon LT now represents more than 86% of Eikon sales and, as a result, we recorded reserves against inventory on hand to fill orders and trunk stock inventory held by our sales representatives for the Eikon Classic retractor series in the nine months ended September 30, 2016. We may need to write off inventory for other reasons as well.

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

The medical device industry is highly competitive and subject to rapid change and technological advancements. Therefore, it is important to our business that we continue to enhance our device offerings and introduce new devices. Developing new devices is expensive and time-consuming and could divert management’s attention away from our core business. Even if we are successful in developing additional devices, the success of any new device offering or enhancements to existing devices will depend on several factors, including our ability to:

•properly identify and anticipate surgeon and patient needs;

•develop and introduce new devices or device enhancements in a timely manner;

•develop an effective and dedicated sales and marketing team;

•avoid infringing upon the intellectual property rights of third-parties;

•demonstrate, if required, the safety and efficacy of new devices with data from preclinical studies and clinical trials;

•obtain the necessary regulatory clearances or approvals for new devices or device enhancements;

•be fully FDA-compliant with marketing of new devices or modified devices;

•provide adequate training to potential users of our devices; and

•receive adequate coverage and reimbursement for procedures performed with our devices.

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

Our business exposes us to the risk of product liability claims that are inherent in the testing, manufacturing and marketing of medical devices. This risk exists even if a device is cleared or approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA or an applicable foreign regulatory authority. Manufacturing and marketing of our commercial devices, and clinical testing of our devices under development, may expose us to product liability and other tort claims. Additionally, regardless of the merit or eventual outcome, product liability claims may result in:

•litigation costs;

•distraction of management’s attention from our primary business;

•impairment of our business reputation;

•the inability to commercialize our devices;

•decreased demand for our devices or devices in development, if cleared or approved;

•device recall or withdrawal from the market;

•withdrawal of clinical trial participants;

•substantial monetary awards to patients or other claimants; or

•loss of revenue.

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

We have been growing rapidly in recent periods and have a relatively short history of operating as a commercial company. For example, we increased the number of employees from 102 at December 31, 2014 to 163 at September 30, 2016. We intend to continue to grow and may experience periods of rapid growth and expansion. Future growth will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. In addition, rapid and significant growth will place a strain on our administrative personnel, information technology systems and other operational infrastructure. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals. To achieve our revenue goals, we must continue to hire, train, retain and motivate skilled personnel.

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

International operations will expose us and our distributors to risks inherent in operating in foreign jurisdictions. These risks include:

•difficulties in enforcing or defending intellectual property rights;

•pricing pressure that we may experience internationally;

•a shortage of high-quality sales people and distributors;

•third-party reimbursement policies that may require some of the patients who receive our devices to directly absorb medical costs or that may necessitate the reduction of the selling prices of our devices;

•competitive disadvantage with established businesses and customer relationships;

•the imposition of additional U.S. and foreign governmental controls or regulations;

•economic instability;

•changes in duties and tariffs, license obligations and other non-tariff barriers to trade;

•the imposition of restrictions on the activities of foreign agents, representatives and distributors;

•scrutiny of foreign tax authorities which could result in significant fines, penalties and additional taxes being imposed on us;

•laws and business practices favoring local companies;

•longer payment cycles;

•foreign currency exchange rate fluctuations;

•difficulties in maintaining consistency with our internal guidelines;

•difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•the imposition of costly and lengthy new export licensing requirements;

•the imposition of U.S. or international sanctions against a country, company, person or entity with whom we do business that would restrict or prohibit continued business with the sanctioned country, company, person or entity; and

•the imposition of new trade restrictions.

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

The large number of patents, the rapid rate of new patent applications and issuances, the complexities of the technologies involved and the uncertainty of litigation significantly increase the risks related to patents or other proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

•stop selling, making, or using devices that use the disputed intellectual property;

•obtain a license from the intellectual property owner to continue selling, making, licensing, or using devices, which license may require substantial royalty payments and may not be available on reasonable terms, or at all;

•incur significant legal expenses;

•pay substantial damages or royalties to the party whose intellectual property rights we may be found to be infringing;

•pay the attorney fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing; and

•redesign those devices that contain the allegedly infringing intellectual property, which could be costly, disruptive and/or infeasible.

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

Our operations have consumed substantial amounts of cash since inception, and we anticipate our expenses will increase as we seek to continue to grow our business and transition to operating as a public company. We believe that our growth will depend, in part, on our ability to fund our commercialization efforts and our efforts to develop new technologies for surgical illumination and visualization, as well as technology complementary to our current devices. Our existing resources may not allow us to conduct all of these activities that we believe would be beneficial for our future growth. As a result, we may need to seek funds in the future and, if we are unable to raise funds on favorable terms, or at all, we may not be able to support our commercialization efforts or increase our research and development activities and the growth of our business may be negatively impacted. As a result, we may be unable to compete effectively. For the nine months ended September 30, 2016, our net cash used in operating activities was $28.0 million, and was $31.2 million for the year ended December 31, 2015. As of September 30, 2016, we had working capital of $49.7 million, which included $47.7 million in cash and cash equivalents. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

•the results of our commercialization efforts for our existing and future devices, including international expansion;

•the rate at which we continue to grow our direct sales force and increase our marketing activities;

•the establishment of high volume manufacturing;

•the need for additional capital to fund future development programs;

•the costs involved in obtaining and enforcing patents or any litigation by third parties regarding intellectual property; and

•our success in entering into collaborative relationships with other parties.

To finance these activities, we may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings and collaborative arrangements with corporate partners. In July 2016, in order to facilitate the raising of additional funds, we filed a shelf registration statement on Form S-3 (Registration No. 333-212395) that allows us to sell up to an aggregate of $100,000,000 of our common stock, preferred stock, warrants, depository shares and/or units.  In July 2016, we also filed a prospectus supplement for an ATM Offering of up to $25,000,000. In August 2016, we sold 3,220,000 shares in a secondary offering pursuant to this shelf registration and a prospectus supplement.  If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third-parties, it may be necessary to relinquish some rights to our technologies or our devices, or grant licenses on terms that are not favorable to us.

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

As of September 30, 2016, we owed an aggregate principal amount of $15.0 million to HealthCare Royalty Partners, a holder of more than 5% of our capital stock, pursuant to a term loan agreement, which we refer to as the HCRP loan agreement.

In addition, in February 2015, we entered into a $7.5 million loan and security agreement with Silicon Valley Bank, which we refer to as the SVB credit facility. SVB has a first priority security in our cash and cash equivalents, accounts receivable and inventory, and HCRP has a second priority security in these assets and a first priority interest in our remaining assets. As of September 30, 2016, we had not drawn down on the SVB credit facility. Pursuant to the terms of the SVB credit facility, we can borrow up to 80% of certain qualified accounts receivables at a per annum interest rate equal to the prime rate as published by the Wall Street Journal,  plus 75 basis points. In addition, the credit facility states that if we maintain a net cash balance, defined as unrestricted cash held with SVB less any borrowings on the revolving line of credit, of more than $3.0 million, then all collections will be deposited in our operating account. If the net cash balance is below $3.0 million, then all collections will be held in an SVB-controlled account and applied to reduce the loan balance.

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

Our devices are medical devices that are subject to extensive regulation by FDA in the United States and by regulatory agencies in other countries where we plan to do business. Government regulations specific to medical devices are wide-ranging and govern, among other things:

•device design, development and manufacture;

•laboratory, preclinical and clinical testing, labeling, packaging, storage and distribution;

•premarketing clearance and approval;

•record keeping;

•device marketing, promotion and advertising, sales and distribution; and

•post-marketing surveillance, including reporting of deaths and serious injuries and recalls and correction and removals.

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

In addition, we are required to timely file various reports with the FDA, including reports required by the medical device reporting regulations, or MDRs, that require that we report to the regulatory authorities if our devices may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not filed in a timely manner, regulators may impose sanctions and sales of our devices may suffer, and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business. MDRs for our devices have been filed including: one report in 2014 relating to tissue irritation; two reports in 2015, one for device breakage and one for melting of our waveguide due to a fiber optic cable malfunction and nine reports in the first nine months of 2016. Of the nine MDRs in the first half of 2016, one was filed by Invuity and eight were filed by an OEM partner. All nine MDRs related to device breakage. The eight MDRs filed by the OEM partner related to four events, all of which we believe were caused by user error. If we initiate a correction or removal for one of our devices to reduce a risk to health posed by the device, we would be required to submit a publically available Correction and Removal report to the FDA and in many cases, similar reports to other regulatory agencies. This report could be classified by the FDA as a device recall which could lead to increased scrutiny by the FDA, other international regulatory agencies and our customers regarding the quality and safety of our devices. Furthermore, the submission of these reports has been and could be used by competitors against us in competitive situations and cause customers to delay purchase decisions or cancel orders and would harm our reputation. The only Correction and Removal report that we have submitted to the FDA is in connection with the discontinued reusable aspiration device that we voluntarily recalled in 2012.

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

FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

•adverse publicity, warning letters, fines, injunctions, consent decrees and civil penalties;

•repair, replacement, refunds, recall or seizure of our devices;

•operating restrictions, partial suspension or total shutdown of production;

•refusing our requests for 510(k) clearance or premarket approval of new devices, new intended uses or modifications to existing devices;

•withdrawing 510(k) clearance or premarket approvals that have already been granted; and

•criminal prosecution.

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

Our operations are, and will continue to be, directly and indirectly affected by various federal, state or foreign healthcare laws, including, but not limited to, those described below. These laws include:

•the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the Anti-Kickback Statute or specific intent to violate it to have committed a violation; in addition, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal third-party payors that are false or fraudulent. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “whistleblowers”, may share in any amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim;

•the federal Civil Monetary Penalties Law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;

•federal criminal laws that prohibit executing a scheme to defraud any federal healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;

•the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare and Medicaid Services, or CMS, information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members and payments or other “transfers of value” to such physician owners. Manufacturers are required to submit reports to CMS by the 90th day of each calendar year. Failure to submit the required information may result in civil monetary penalties up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”) for all payments, transfers of value or ownership or investment interests not reported in an annual submission, and may result in liability under other federal laws or regulations;

•the U.S. Foreign Corrupt Practices Act, or the FCPA, which prohibits corporations and individuals from paying, offering to pay or authorizing the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity; the UK Bribery Act, which prohibits both domestic and international bribery, as well as bribery across both public and private sectors; and bribery provisions contained in the German Criminal Code, which, pursuant to draft legislation being prepared by the German government, may make the corruption and corruptibility of physicians in private practice and other healthcare professionals a criminal offense; and

•analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or that otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

We do not have any direct sales outside of the United States; our corporate partners, however, sell certain of our devices outside of the United States and have already obtained the necessary regulatory approvals to sell certain of our devices outside of the United States. Sales of our devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates the exports of medical devices from the United States. Complying with international regulatory requirements can be an expensive and a time-consuming process and clearance or approval is not certain. The time required to obtain clearances or approvals, if required by other countries, may be longer than that required for FDA clearances or approvals, and requirements for such clearances or approvals may significantly differ from FDA requirements. In certain countries we may rely upon third-party or third-party distributors to obtain all required regulatory clearances or approvals, and these distributors may be unable to obtain or maintain such clearances or approvals. Our distributors in these countries may also incur significant costs in attempting to obtain and in maintaining foreign regulatory approvals or qualifications, which could increase the difficulty of attracting and retaining qualified distributors. If these distributors experience delays in receiving necessary qualifications, clearances or approvals to market our devices outside the United States, or if they fail to receive those qualifications, clearances or approvals, we may be unable to market our devices in certain international markets effectively, or at all, which will adversely affect our results of operations and financial condition generally.

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

The market price of our common stock is likely to be highly volatile and may fluctuate substantially in response to, among other things, the risk factors described in this Quarterly Report on Form 10-Q and other factors, many of which are beyond our control, including:

•actual or anticipated quarterly variations in our or our competitors’ results of operations;

•variance in our financial performance from the financial projects we may provide to the public, any changes in these projections or our failure to meet these projections;

•changes in operating performance and stock market valuations of other technology companies generally, or those in the medical device industry in particular;

•announcements of significant new devices or device enhancements by us or our competitors;

•changes in our pricing policies or the pricing policies of our competitors;

•changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ estimates;

•legislation or regulatory policies, practices or actions affecting our business;

•lawsuits threatened or filed against us;

•the sale of our common stock or other securities in the future by us or our stockholders, including upon expiration of market standoff or contractual lock-up agreements;

•developments or disputes concerning our intellectual property or other proprietary rights;

•announcements related to patents issued to us or our competitors and to litigation;

•recruitment or departure of key personnel, including changes in our board of directors and management;

•changes in market valuation or earnings of our competitors;

•the trading volume of our common stock;

•changes in the estimation of the future size and growth rate of our markets;

•general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors; and

•developments in our industry.

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

Sales of a substantial amount of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our common stock. As of September 30, 2016, we have 16,905,103 shares of common stock outstanding. This includes the 4,600,000 shares of our common stock we sold in our IPO in June 2015 and 3,220,000 shares of our common stock we sold in a secondary offering in August 2016, which may be resold in the public market immediately.  In July 2016, in order to facilitate the raising of additional funds, we filed a shelf registration statement on Form S-3 (Registration No. 333-212395) that allows us to sell up to an aggregate of $100,000,000 of our common stock, preferred stock, warrants, depository shares and/or units. The shares we sold in a secondary offering in August 2016 were sold pursuant to this shelf registration and a prospectus supplement.  In July 2016, we also filed a prospectus supplement for an ATM Offering of up to $25,000,000.

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

As of September 30, 2016, our directors and executive officers and stockholders holding more than 5% of our capital stock, and their affiliates, own a substantial majority of our outstanding common stock. To the extent our existing stockholders purchase additional shares, this ownership concentration would increase. As a result, if these stockholders were to choose to act together, they would be able to control the management and affairs of our company and most matters and exercise significant influence over most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

We will incur additional compensation costs as we pay our executive officers cash compensation closer to that of executive officers of other public medical device companies, which would increase our general and administrative expense and could harm our profitability. Any future equity awards will also increase our compensation expense. We also expect that being a public company and compliance with applicable rules and regulations will make it more expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee and compensation committee.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that might discourage, delay or prevent a merger, acquisition or change of control, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:

•a classified board of directors;

•advance notice requirements applicable to stockholders for matters to be brought before a meeting of stockholders and requirements as to the form and content of a stockholder’s notice;

•a supermajority stockholder vote requirement for amending certain provisions of our certificate of incorporation and bylaws;

•the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer;

•allowing stockholders to remove directors only for cause and only with a supermajority stockholder vote;

•a requirement that the authorized number of directors may be changed only by resolution of the board of directors;

•allowing all vacancies, including newly created directorships, to be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum, except as otherwise required by law;

•a requirement that our stockholders may only take action at annual or special meetings of our stockholders and not by written consent; and

•limiting the persons that can call special meetings of our stockholders to our board of directors, the chairperson of our board of directors, the chief executive officer or the president (in the absence of a chief executive officer).

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

On July 1, 2016, we filed a shelf registration statement on Form S-3 (Registration No. 333-212395) that allowed us to sell up to an aggregate of $100,000,000 of our common stock, preferred stock, warrants, depository shares and/or units.  In August 2016, we sold 3,220,000 shares of our common stock in a secondary offering pursuant to this shelf registration statement and prospectus supplement. We received net proceeds from this secondary offering of $29.7 million after deducting costs of approximately $0.6 million.

We continue to use the proceeds from the IPO and the secondary offering to: expand our sales and marketing activities, including our Hidden Scar™ marketing program; launch new products such as the Eikon LT; expand research and development efforts; and for working capital and general corporate purposes.

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

Invuity, Inc.

Date: November 3, 2016	By:	/s/ Philip Sawyer
Philip Sawyer
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2016	By:	/s/ James Mackaness
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