Form 10-K
period 2016-12-31
Invuity, Inc.
filed 2017-03-16
CIK 1393020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO ________________

Commission File Number 001-37417

Invuity, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3803169 (I.R.S. Employer Identification No.)

444 De Haro Street San Francisco, CA (Address of principal executive offices)	94107 (Zip Code)

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of common stock on June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by the NASDAQ Stock Market on such date was $103,909,545.

The number of shares of registrant’s Common Stock outstanding as of March 10, 2017 was 16,969,285.

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2016.

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties.  Some of the statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere in this Annual Report on Form 10-K are forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and involve known and unknown risks, uncertainties and other factors that may cause our company’s or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “focus,” “assume,” “goal,” “objective,” “will,” “may” “should,” “would,” “could,” “estimate,” “predict,” “potential,” “continue,” “encouraging” or the negative of such terms or other similar expressions identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in Item 1A. “Risk Factors” as well as those discussed elsewhere in this Annual Report on Form 10-K. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

Unless the context otherwise requires, references to “Invuity,” “we,” “us,” “our” or “the Company” in this Annual Report on Form 10-K refer to Invuity, Inc.

ITEM 1.BUSINESS.

Overview of Our Company

We are a commercial-stage medical technology company pioneering the use of advanced photonics to provide surgeons with improved direct visualization of surgical cavities during minimally invasive and minimal access surgical procedures. We integrate our Intelligent Photonics™ technology platform into our single-use and reusable advanced surgical devices to address some of the critical intracavity illumination and visualization challenges facing surgeons today. We utilize this proprietary technology to develop optical waveguides that direct and shape thermally cool, brilliant light into broad, uniform and volumetric illumination of the surgical target. We believe that improving a surgeon’s ability to see critical anatomical structures can lead to better clinical and aesthetic outcomes, improved patient safety and reduced surgical time and healthcare costs. We sold our devices to approximately 745 hospitals in the fourth quarter of 2016, as compared to approximately 530 hospitals in the same quarter of 2015. Based on the number of single-use units we have shipped as of December 31, 2016, we estimate that our devices have been used in approximately 240,000 surgical procedures. We are also using our advanced photonics technology to develop new devices and modalities to broaden the application and adoption of minimal access procedures and enable new advanced surgical techniques. Notably, in September 2016, we received U.S. Food and Drug Administration, or FDA, 510(k) clearance of PhotonBlade, a dynamic precision illuminator with enhanced energy delivery. The PhotonBlade is a first-of-its-kind device, delivering directed, thermally cool illumination at the precise point of surgical treatment in conjunction with a novel energy platform allowing for precise tissue cutting and coagulation with minimal tissue damage. As such, PhotonBlade represents a new category of Intelligent Photonics™ and strategically expands our current product portfolio. The PhotonBlade is anticipated to become commercially available in 2017.

Photonics is the science and technological applications of light. We have applied advanced principles of photonics to develop our Intelligent Photonics technology platform, which enables the transmission, management and manipulation of light in surgical procedures. Our initial application of this technology is integrated into our family of proprietary optical waveguides. Our waveguides are sophisticated devices that rely on the principles of optics to shape and direct light. They are coupled to a modified fiber optic cable and are designed to work with the standard xenon or light-emitting diode, or LED, light sources typically found and utilized in the operating room. Our optical waveguides are incorporated into surgical devices, including our customized line of illuminated surgical retractors, handheld illuminated aspiration devices, drop-in intracavity illuminators and, most recently, PhotonBlade. Our handheld illuminated aspiration devices, drop-in intracavity illuminator, and PhotonBlade are single-use products. Our retractors are reusable, but utilize a single-use optical waveguide with each procedure.

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

Advances in medical technology have resulted in growing adoption of minimally invasive and minimal access surgical procedures. Minimally invasive surgery refers to surgeries performed through one or more small incisions, which offer several benefits over traditional invasive open surgery, such as fewer surgical target complications and infections, overall reduced trauma to the anatomy, less bleeding, shorter hospitalization time, less postoperative pain, faster recovery time and improved aesthetic outcomes. Some minimally invasive procedures, such as endoscopic, laparoscopic and arthroscopic procedures, use small tubes, tiny cameras and surgical instruments to access, visualize and perform the surgery. Other procedures also use smaller incisions than conventional open surgery, but still provide the surgeon with direct visualization of the surgical target and the ability to use traditional surgical instruments. We refer to these procedures as minimal access procedures. We estimate that approximately 40% of all surgical procedures in the United States are open or minimal access, representing a sizable clinical and commercial opportunity. We are targeting our sales and marketing efforts to surgeons for the following women’s health clinical applications: breast cancer and breast reconstruction surgery, gynecology and thyroid surgery. Additional applications include procedures for electrophysiology, spine, orthopedic, cardiothoracic, and general surgery. Furthermore, our current illuminated surgical devices have a broader indication for use and can be marketed to other specialties with limited or no additional regulatory clearance. We currently estimate the annual total addressable market for our devices in these surgical specialties in the United States to be approximately $2.0 billion, based on the estimate of our average revenue per procedure.

In the last several years, we have transitioned from a focus on research and development to the commercialization of our device portfolio. As of December 31, 2016, we market nine families of illuminated surgical devices, consisting of over 40 devices. Our goal is to be the global leader in providing advanced photonics systems to surgeons across a broad array of surgical specialties, improving surgical precision and efficiency while improving patient safety. We market and sell our devices in the United States primarily through a direct sales force, which has grown from 59 as of December 31, 2015, to 67 as of December 31, 2016. We believe this expansion will allow us to further penetrate and grow our market by demonstrating the benefits of our devices to additional surgeons, surgical specialties, and hospitals and expect to expand sales to Europe and other regions, both directly and through distributors over time.

Our Market Opportunity

Advances in medical technology have resulted in growing adoption of minimal access surgical procedures. The increased utilization of these procedures by surgeons is primarily driven by their significant benefits compared to conventional open surgery including:

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

Though some minimally invasive procedures, such as endoscopic, laparoscopic and arthroscopic procedures, have several of the benefits described above, surgeons are only able to view the surgical target through a tiny camera, which can cause reduced depth perception and field of vision, diminished hand-eye coordination, limited mobility of the surgical instruments, and reduced tactile feedback. These limitations can increase the cognitive and physical load on the surgeon and, consequently, increase the possibility of surgical error. We believe that minimal access procedures provide many of the benefits described above. However, the small incisions used in these procedures inherently reduce a surgeon’s ability to directly see the surgical target, particularly deep within the surgical cavity, which can impact surgical precision, procedural efficiency and patient safety.

Traditional Illumination Devices and Their Limitations

Lighting is a critical element of every open surgical procedure. Traditional surgical lighting options in the operating room include overhead lighting systems, surgical headlights and on-field fiber optic lighting systems. The most common illumination method in the operating room setting today is overhead lighting systems. When used in open and minimal access procedures, overhead lighting systems can present numerous challenges. It can be difficult to maintain the required direct path of illumination given changes of patient and surgeon positioning.  Adjustments to the lighting position may be required which may inconvenience the surgeon, disrupt the surgical flow, increase operating procedure time, and increase risk of contamination given that overhead lighting systems are not sterile. Moreover, overhead lighting systems may be inadequate for surgery in deeper cavities due to the creation of shadows and the inability of the light to reach the depth of the incision.

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

Market Need for Advanced Intracavity Illumination and Visualization Devices

Given the limitations of traditional surgical lighting options in the operating room, we believe there is a significant opportunity to enhance intracavity illumination and visualization during open and minimal access procedures. In addition, we believe that an advanced illumination and visualization technology could broaden the application and adoption of less invasive surgical techniques.

Our Solution

We utilize our Intelligent Photonics technology platform to develop surgical devices designed to overcome the significant limitations of traditional surgical lighting options in the operating room. Based on surgeon feedback, surgeon observation and bench testing, we believe our technology may provide the following benefits:

•

Enhanced illumination and visualization of the surgical field. Our devices are designed to provide enhanced intracavity illumination and visualization of the surgical field during open and minimal access surgeries. The proprietary complex geometry of refractive microstructures or microlenses along the surface of our optical waveguides allow for the extraction of light in a manner that distributes light at different angles in a broad, uniform and volumetric pattern that is intended to reduce shadows, glare and excessive heat that are commonly associated with traditional surgical lighting options. In bench testing comparing light distribution and thermal profile of our Eikon retractor to a traditional fiber optic retractor, we found our Eikon retractor system had approximately five times the illumination area with a thermal profile that is below the risk of burn.

•

Improved surgical precision during open and minimal access procedures. Our technology is designed to improve intracavity visualization to allow surgeons to identify, differentiate and avoid vital anatomical structures. We believe this enables surgeons to dissect with great precision, while also allowing them to differentiate tissue planes, identify and avoid nerves and blood vessels, and quickly locate and control bleeding vessels to achieve rapid hemostasis. With this precise visualization, we believe surgeons may be able to use smaller, and in some cases fewer, incisions.

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

•

Enhanced operating room efficiency. We believe our technology improves operating room workflow by reducing the need for perioperative repositioning of traditional surgical lighting options. Overhead lighting systems and headlights require frequent readjustment, which may interrupt operating room workflow and extend surgical procedure time. Many open and minimal access procedures are time sensitive and the treatment area requires constant attention of the surgeon and operating team. Because our optical waveguides are directly connected to the surgical instrument that is used to access the deep surgical cavity, surgeons are able to clearly illuminate the surgical target and effectively focus on performing the procedure. As an example, in a survey we conducted with 12 surgeons that use our devices, each of whom is considered a leading breast surgeon, 11 of these surgeons reported that procedure time during nipple-sparing mastectomy procedures when using our devices was reduced by an average of 24%.

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

Orthopedic / Spine / Cardiothoracic / Breast / General Surgery

Product Family	Image	Description	Surgical Specialties

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

Orthopedic

Product Family	Image	Description	Surgical Specialties

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

Spine

Selected Surgical Applications

Our commercial strategy is initially focused on targeting open and minimal access procedures where there is a significant need for improved illumination and direct visualization. These procedures span a broad spectrum of women’s health clinical applications: breast cancer and breast reconstruction surgery, gynecology and thyroid surgery. Additional applications include procedures for electrophysiology, spine, orthopedic, cardiothoracic, and general surgery. We believe our technology has enabled surgeons to perform procedures that were previously difficult to perform due to visualization and illumination challenges. The selected procedures discussed below illustrate some of the benefits of our technology.

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

GYN: Vaginal Hysterectomy

Hysterectomy, or removal of the uterus, is one of the most common types of surgery for women in the United States Depending on the condition, many women will be presented with several surgical procedural options.  Such surgical approaches may be an abdominal, robotic, vaginal, laparoscopic or laparoscopically-assisted hysterectomy. All options, other than vaginal hysterectomy will result in some form of visible scarring and a potentially greater degree of postoperative pain.

A vaginal hysterectomy allows the surgeon to perform a total or radical hysterectomy through the vagina, a natural opening in the body.  We believe that our advanced photonics technology can facilitate the surgeon’s ability to:

•	effectively perform a vaginal hysterectomy through enhanced visualization of key structures and anatomy

•	optimally treat pelvic organ prolapse, concomitant in approximately 33% of vaginal or laparoscopically assisted hysterectomies; and

•	provide for a safe and effective operation through the use of illuminated non-conductive retractors

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

Traditional hip replacement, also known as hip arthroplasty, involves operating from the side or the back of the hip, which can create a significant disturbance of the muscles and tendons and an incision approximately eight to twelve inches long. In comparison, the direct frontal, or anterior, approach requires an incision that is only three to four inches long and located at the front of the hip. In this position, the surgeon does not need to detach any of the muscles or tendons, but rather can move them aside along their natural tissue planes. This approach often results in faster recovery, less pain and more normal function after hip replacement. In addition, there is a lower risk of dislocating the new prosthesis when placed via the anterior approach, as the strength and integrity of the adjacent tendons and muscles surrounding the hip are maintained.

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

Additional Applications

Our existing portfolio of devices is also eligible for use in, and could potentially improve the viability of, a multitude of additional surgical procedures. Importantly, our devices could be marketed and sold for a broad spectrum of surgical specialties without the need for any additional regulatory clearance. We believe our technology could help address the illumination and visualization challenges associated with various general surgery procedures, including appendectomy and herniorrhaphy; hysterectomy and other urological, gynecological and colorectal procedures; thyroidectomy and parathyroidectomy and other ear, nose and throat procedures; cardiac, cardiothoracic and cardiovascular procedures; craniomaxillofacial procedures and aesthetic plastic surgery.

We also continue to research and develop new devices, as well as pursue new clinical applications.

Sales and Marketing

We began selling our first FDA-cleared waveguide-based device in March 2009. As a result, we have limited experience marketing and selling our devices. We currently sell our devices through our direct sales representatives only in the United States. While we primarily sell directly to hospitals, surgeons typically drive the purchasing decision. We sold our devices to approximately 745 hospitals in the fourth quarter of 2016. As of December 31, 2016, we had a sales and marketing team of 106 employees. Our sales team consisted of 67 direct sales representatives and 14 independent sales agents or agencies, whom we refer to as independent sales agents, all of whom had significant sales experience before joining our sales team. The direct sales representatives are supported by five Directors of Strategic Accounts and Business Development and 20 employees in sales management, training and customer support. Additionally, we have eight employees in marketing. Over the past two years, we have significantly expanded our direct sales force to help facilitate further adoption among existing hospital accounts, as well as to broaden awareness of our advanced photonics technology to new hospitals. Using our expanded direct sales force, we intend to continue to educate and train surgeons on the advantages of our advanced photonics technology compared to traditional operating room lighting options. We believe the benefits of our technology should also enable the broader application and adoption of minimal access surgical procedures by more surgeons. Our operating results are directly dependent upon the sales and marketing efforts of our employees.

Our marketing efforts are focused on developing a strong reputation with major teaching institutions and hospitals, as well as surgeons that we have identified as key opinion leaders based on their knowledge of our devices, clinical expertise and reputation. We developed the Invuity Hidden ScarTM Surgery program to train and certify surgeons on minimal access surgical approaches and designate Centers of Excellence in Hidden Scar Surgery at hospitals and medical centers. Breast cancer surgery is our initial focus with the Hidden Scar Breast Surgery program and we are expanding into other specialties to include Hidden Scar Breast Reconstruction and Hidden Scar Hysterectomy to form a broader women’s health initiative.

We also sell and market to third-party medical device manufacturers. The majority of these sales have been to Zimmer Biomet, Inc. as part of its spinal implant surgical systems. Sales to Zimmer Biomet, Inc. or its predecessor in interest, Lanx, Inc., accounted for approximately 4%, 7%, and 12% of our total revenue in 2016, 2015, and 2014, respectively. There were no other sales to any customer in excess of 10% of our total revenue for the fiscal year ended December 31, 2016, December 31, 2015, and December 31, 2014.

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

Competition

The medical device industry is highly competitive. Our success depends, in part, upon our ability to maintain a competitive position in the development of technologies and devices for surgical illumination and visualization. We face significant competition from competitors that are based in the United States and internationally in the surgical illumination and visualization market, and we expect the intensity of competition will increase over time. Surgeons and hospitals typically use traditional overhead lighting, headlights and fiber optic lighting products, and if we cannot convince surgeons and hospitals of the benefits of using our devices in addition to, or as an alternative to, traditional overhead lighting and headlights, or, of the benefits of using our devices instead of using competing fiber optic lighting products, our business may be harmed. Some of our main competitors are Lumitex, Inc., Scintillant (Engineered Medical Solutions Co. LLC), Cura Surgical, Inc., Stryker Corporation, TeDan Surgical Innovations, LLC, and Black & Black Surgical, Inc. and other general surgical instrument companies that supply traditional fiber optic retractors. Many of the companies developing or marketing competing products enjoy several competitive advantages, including:

•	more established sales and marketing programs and distribution networks;

•	long established relationships with surgeons and hospitals;

•	contractual relationships with customers;

•	products that have already received approval from the relevant value analysis committees, or VACs,;

•	greater financial and human resources for product development, sales and marketing;

•	greater name recognition;

•	the ability to offer rebates or bundle multiple product offerings to offer greater discounts or incentives; and

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

As of December 31, 2016, we held 44 issued U.S. and foreign patents and had 30 U.S. and foreign utility patent applications, and 16 Patent Cooperation Treaty, or PCT, applications pending. As we continue to research and develop our Intelligent Photonics technology, we intend to file additional U.S. and foreign patent applications related to the design, manufacture and clinical uses of our illuminated devices and other products. Our issued patents expire between the years 2026 and 2035. Our pending patent applications and issued patents include claims directed to coupling of an illumination device with a light source or an instrument, as well as efficient and safe transmission of light through the illumination device.1

As of December 31, 2016, we held 38 U.S., foreign and international trademark registrations and had eight U.S. and foreign trademark applications.

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

We have implemented a quality management system designed to comply with FDA regulations and International Standards Organization, or ISO, standards governing medical device products. These regulations govern the design, manufacture, testing and release of diagnostic products as well as raw material receipt and control. We have received ISO 13485 certification as well as an European Counsel, or EC, Certificate under Directive 93/42/EEC on Medical Devices, Annex II, excluding section 4. Our key outsourcing partners are ISO-certified.

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

Government Regulation

Our products are medical devices and are therefore subject to extensive regulation by the FDA under the authority of the Federal Food, Drug and Cosmetic Act, or FDCA, and the regulations promulgated thereunder, as well as by corresponding state and international regulatory authorities. The regulations govern the following activities that we and our suppliers, licensors and partners engage in:

•	product design and development;

•	pre-clinical and clinical testing;

•	establishment registration and product listing;

•	product manufacturing;

•	labeling and storage;

•	pre-market clearance or approval; advertising and promotion;

•	product sales and distribution;

•	recalls and field safety corrective actions; and

•	servicing and post-market surveillance.

Regulatory Clearances and Approvals.  Unless an exemption applies, each medical device that we wish to commercially distribute in the United States will require either prior 510(k) clearance or Premarket Approval Application, or PMA, approval from the FDA. The FDA classifies medical devices into one of three classes. Devices requiring fewer controls because they are deemed to pose low or moderate risk are placed in Classes I or II, which, unless subject to an exemption, requires the manufacturer to submit to FDA a 510(k) premarket notification requesting clearance for commercial distribution. Exempt Class I and II devices do not require submission of a 510(k) but are otherwise subject to general controls such as labeling, pre-market notification and adherence to the FDA’s Quality System Regulation, or QSR, which cover manufacturers’ methods and documentation of the design, testing, production, control quality assurance, labeling, packaging, sterilization, storage and shipping of products. Certain Class II devices are also subject to special controls such as performance standards, post-market surveillance, FDA guidelines, or particularized labeling. Our waveguides, retractor and aspiration devices are marketed as Class I exempt devices. The fiber optic cables we supply as part of our illuminated retractor and aspiration systems are marketed as Class II exempt devices. The metal and plastic sterilization trays used by the customer to sterilize our reusable retractors and fiber optic cables are Class II 510(k) products.

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

We and our contract manufacturers, specification developers and some suppliers of components or device accessories, also are required to manufacture our products in compliance with current Good Manufacturing Practice, or GMP, requirements set forth in the QSR. The QSR requires a quality system for the design, manufacture, packaging, labeling, storage, installation and servicing of marketed devices, and it includes extensive requirements with respect to quality management and organization, device design, buildings, equipment, purchase and handling of components or services, production and process controls, packaging and labeling controls, device evaluation, distribution, installation, complaint handling, servicing, and record keeping. The FDA and the California Food and Drug Branch evaluate compliance with the QSR through periodic unannounced inspections that may include the manufacturing facilities of our subcontractors. If the FDA or the California Food and Drug Branch believes that we or any of our contract manufacturers or regulated suppliers are not in compliance with these requirements, it can shut down our manufacturing operations, require recall of our products, refuse to clear new marketing applications, institute legal proceedings to detain or seize products, enjoin future violations or assess civil and criminal penalties against us or our officers or other employees.

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

The primary regulatory body in Europe is that of the European Union, which includes most of the major countries in Europe. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. The European Union has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear the conformity CE marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout Europe. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a “Notified Body.” This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s product. An assessment by a Notified Body of one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the European Union. Additional local requirements may apply on a country-by-country basis. Outside of the European Union, regulatory approval would need to be sought on a country-by-country basis in order for us to market our devices.

Research and Development

We have an experienced research and development team with the scientific, engineering and process talent that we believe is necessary to grow our business. As of December 31, 2016, we had 14 employees engaged in research and development. Our research and development team has the technical and engineering knowledge that we believe is necessary to develop next-generation technology, as well as the advanced educational backgrounds in physics, optics, biomedical and mechanical engineering to support innovation in these areas.

We expect to commit significant resources to developing new technologies and devices, improving product performance and reducing costs. We continually seek to enhance and iterate our existing devices. Our research and development expenses totaled $9.9 million, $7.9 million and $5.2 million in the years ended December 31, 2016, 2015 and 2014, respectively. We also expect to expand our technology to create next generation devices and new platform offerings. In addition, we are engaged in advanced research related to inclusion of illumination in other medical devices, as well as further improvements in visualization and tissue differentiation.

Seasonality

Traditionally, we have experienced seasonality during the year. Revenue tends to be the lowest in the first quarter as the result of the resetting of annual patient healthcare insurance plan deductibles and by hospitals and military facilities working off their inventories of products purchased in the fourth quarter. The third quarter is similarly negatively impacted by lower procedure rates typically associated with vacation plans of both patients and surgeons. Revenue in the fourth quarter tends to be the highest as demand may be impacted by the desire of patients to spend their remaining balances in their flexible spending accounts or because they have met their annual deductibles under their health insurance plans. In addition, in the fourth quarter, our results can be impacted by the budgeting and buying patterns of hospitals and military facilities.

Employees

As of December 31, 2016, we had 172 full-time employees, which included 106 employees engaged in sales and marketing, 14 employees engaged in research and development, 39 employees engaged in manufacturing and quality assurance and 13 general and administrative employees. None of our employees are represented by collective bargaining agreement and we have never experienced any work stoppages. We believe that we have good relations with our employees.

Corporate Information

We were incorporated in California in 2004 as Spotlight Surgical, Inc. We changed our name to Invuity, Inc. in 2007, and reincorporated in Delaware in May 2015. Our principal executive offices are located at 444 De Haro Street, San Francisco, California 94107, and our telephone number is (415) 665-2100. In June 2015, we closed our initial public offering, or IPO, and our common stock is listed on the NASDAQ Global Market under the symbol “IVTY”.

Invuity, Inc. and our logo, as well as Intelligent Photonics, are our trademarks and are used in this Annual Report on Form 10-K. This Annual Report on Form 10-K also includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, our trademarks and tradenames referred to in this Annual Report on Form 10-K appear without the ® and ™  symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to these trademarks and tradenames. Additionally, we do not intend for our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, and, as such, we have elected to comply with certain reduced public company reporting requirements. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, (ii) the last day of the first fiscal year in which our annual gross revenue is $1 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act. We refer to the Jumpstart Our Business Startups Act of 2012 herein as the “JOBS Act,” and references herein to “emerging growth company” are intended to have the meaning associated with it in the JOBS Act.

Available Information

Our website is located at www.invuity.com, and our investor relations website is located at http://investors.invuity.com/. We also use our investor relations website as a channel of distribution for important company information. Important information, including press releases, analyst presentations and financial information regarding us, as well as corporate information, is routinely posted and accessible on our investor relation website for complying with our disclosure obligations under Regulation FD. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act, as amended, or the Exchange Act, are filed with the Securities and Exchange Commission, the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at www.investors.invuity.com when such reports are made available on the SEC’s website. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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

We have experienced significant operating losses, and we expect to continue to incur operating losses for the next several years as we implement additional initiatives designed to grow our business, including, among other things, increasing sales and developing new devices. We incurred net losses of $40.6 million, $37.6 million and $20.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, our accumulated deficit was $146.2 million. Our prior losses, combined with expected future losses, have had and will continue to have, for the foreseeable future, an adverse effect on our stockholders’ deficit and working capital. To date, we have financed our operations primarily through the sale of equity securities, certain debt-related financing arrangements and from sales of our approved devices. We have devoted substantially all of our resources to research and development of our devices, sales and marketing activities and certain clinical and quality assurance initiatives. Our ability to generate sufficient revenue from our existing devices or from any of our device candidates in development, and to transition to profitability and generate consistent positive cash flows, is uncertain. We will need to generate significant sales to achieve profitability, and we might not be able to do so. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability as anticipated, or ever, our financial condition will suffer and our stock price could decline. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

All of our revenue to date has been generated from devices incorporating our Intelligent Photonics technology, and any decline in the sales of these devices or failure to gain market acceptance of these devices will negatively impact our business.

We have focused heavily on the development and commercialization of devices using our photonics technology platform for the illumination of certain open and minimal access surgeries. For the years ended December 31, 2016, 2015 and 2014, our revenues of $32.5 million, $21.0 million and $13.1 million, respectively, were derived entirely from sales of devices incorporating our Intelligent Photonics technology. Because we expect our revenue to be derived substantially from sales of these devices for the foreseeable future, our ability to execute our growth strategy and become profitable will depend not only upon an increase in the number of hospitals using our devices, but also an increase in the number of specialties using our devices within those hospitals in which our devices are utilized. If our advanced photonics technology, and the devices that incorporate it, fail to achieve and maintain wide market acceptance for any reason, our business may be adversely affected, as we will be severely constrained in our ability to fund our operations and develop and commercialize improvements to existing and new product lines.

We plan to introduce our PhotonBlade™ device in 2017 and there can be no assurance on the timing of introduction, level of market acceptance or revenue generated by this product.

In the third quarter of 2016, we announced that we had received FDA 510(k) clearance for PhotonBlade, a new device that integrates our Intelligent Photonics technology into an advanced energy device used for cutting and coagulation of soft-tissue during surgical procedures. We are currently in the process of establishing commercial production through third-party manufacturers and will begin early marketing activities through physician education programs. We have announced that we plan to initiate a limited launch of the PhotonBlade device in the first half of 2017 and incorporate feedback from initial users with a goal of launching the product more broadly in the middle of 2017. We cannot be assured that the products will be available from third-party manufacturers on the timeline we anticipate and that we will be able to establish long-term supply arrangements on pricing terms favorable to us. Additionally, we cannot be assured that PhotonBlade devices will achieve market acceptance. We will be required to devote significant resources to the launch and marketing of PhotonBlade devices and cannot be assured that these activities will generate revenue as anticipated. If we fail to generate revenue from PhotonBlade devices, or if that revenue grows more slowly than we expect, our business and financials will be adversely affected.

If we are unable to convince hospital facilities to approve the use of our devices, our sales may decrease.

In the United States, in order for surgeons to use our devices, the hospital facilities in which surgeons treat patients will typically require us to receive approval from the facility’s VAC. VACs typically review the comparative effectiveness and cost of medical devices used in the facility. The makeup and evaluation processes for VACs vary considerably, and it can be a lengthy, costly and time-consuming effort to obtain approval by the relevant VAC. For example, even if we have an agreement with a hospital system for the purchase of our devices, in most cases, we must obtain VAC approval by each hospital within the system to sell at that particular hospital. Additionally, hospitals typically require separate VAC approval for each specialty in which our device is used, which may result in multiple VAC approval processes within the same hospital even if such device has already been approved for use by a different specialty group. We often need VAC approval for each different device to be used by surgeons in each discrete specialty. In addition, hospital facilities and group purchasing organizations, or GPOs, which manage purchasing for multiple facilities, may also require us to enter into a purchasing agreement and satisfy numerous elements of their administrative procurement process, which can also be a lengthy, costly, and time-consuming effort. If we do not receive access to hospital facilities in a timely manner, or at all, via these VAC and purchasing contract processes, or otherwise, or if we are unable to secure contracts in a timely manner, or at all, our operating costs will increase, our sales may decrease, and our operating results may be harmed. Furthermore, we may expend significant effort and still be unable to obtain VAC approval or a purchase contract from hospitals or GPOs.

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

We rely on a number of suppliers who manufacture certain components of our devices, including specialty machining for our retractors and molding for our waveguides and handheld components. We do not have long-term supply agreements with most of our suppliers, and, in many cases, we purchase components on a purchase order basis. Our suppliers may encounter problems during manufacturing for a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these third-party suppliers also subjects us to other risks that could harm our business, including:

•	we are not a major customer of many of our suppliers, and these suppliers may therefore give other customers’ needs higher priority than ours;
•	we may not be able to obtain an adequate supply in a timely manner or on commercially reasonable terms;
•	price fluctuations due to a lack of long-term supply arrangements with our suppliers for components;

•	our suppliers, especially new suppliers, may make errors in manufacturing that could negatively affect the efficacy or safety of our devices or cause delays in shipment;
•	we may have difficulty locating and qualifying alternative suppliers;
•	switching components or suppliers may require device redesign and possibly premarket submission to the FDA;
•	the failure of our suppliers to comply with strictly enforced regulatory requirements, which could result in disruption of supply and/or increased expenses;
•	the occurrence of a fire, natural disaster or other catastrophe impacting one or more of our suppliers may affect the supplier’s ability to deliver components to us in a timely manner;
•	our suppliers may encounter financial hardships unrelated to our demand, which could inhibit their ability to fulfill our orders and meet our requirements; and
•

we may encounter undesirable issues, such as the inability to exercise the same degree of quality control as we can our own facilities, with our overseas suppliers that may force us to find another supplier, which would create a delay in service.

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

We need to maintain substantial levels of inventory to protect ourselves from supply interruptions. In addition, because of the broad choice of devices we offer the many surgeon specialists who use our devices, we must maintain sufficient inventory on hand to ensure each order is filled when received, and we provide our sales representatives with trunk stock inventory to allow them to demonstrate the breath of our offering. As a result of our substantial inventory levels, we are subject to the risk that a substantial portion of our inventory could become obsolete, which could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory. For example, we introduced our Eikon LT retractor series at the beginning of 2016 which has quickly displaced its predecessor the Eikon Classic retractor series. The Eikon LT now represents the majority of Eikon sales and, as a result, we recorded a 100% reserve against finished good inventory on hand and trunk stock inventory held by our sales representatives for the Eikon Classic retractor series in the year ended December 31, 2016. We may need to write off inventory for other reasons as well.

We have limited clinical data to support the clinical and cost benefits of use of our devices, which could be a barrier to further surgeon adoption of our devices

For FDA purposes, our devices are classified as Class I, Class II exempt or Class II devices. Class I and Class II exempt devices do not require a 510(k) premarket notification. Our Class II devices, which require a 510(k) premarket notification, are not in a category that requires clinical studies to obtain clearance for marketing. As a result the FDA has not required, and we have not developed, clinical data supporting the safety and efficacy of our devices. Therefore, we currently lack clinical data supporting the benefits and cost effectiveness of our devices compared to other illumination solutions. As a result, surgeons may be slow to adopt or recommend our devices, and we may encounter difficulty obtaining approval from VACs. Further, any clinical studies that we initiate or the clinical experience of surgeons may indicate that our devices do not provide advantages over our competitors’ surgical illumination devices or that our devices do not deliver sufficient benefits to justify their cost. Such results could slow the adoption of our devices and significantly reduce our sales, which could harm our business and reputation.

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

Adverse litigation or settlements resulting from legal proceedings in which we may be involved in the normal course of our business could negatively impact our business, financial condition and results of operations.

From time to time, we are subject to allegations, claims and legal actions arising in the ordinary course of our business, which may include claims by third parties, including customers, competitors, employees or regulators. In this regard, we are currently subject to a securities litigation. In February 2017, a purported stockholder class action was filed against us, alleging that we made false or misleading statements about our business to investors who purchased our common stock between July 19, 2016 and November 3, 2016 in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Securities and Exchange Commission, or the SEC, Rule 10b-5. This securities litigation is discussed in greater detail under Item 3, “Legal Proceedings” and Note 7, “Commitments and Contingencies” to our financial statements included elsewhere in this Annual Report on Form 10-K.

Additionally, one of our employees has received a letter from Medtronic PLC, or Medtronic, indicating a concern about “inevitable disclosure” of trade secrets, which did not relate to specific accusations of actual misconduct. We may be subject to litigation as a result of this letter or others that we or our employees may receive in the future. In December 2016, Medtronic field a civil complaint in the State Court of Minnesota against us, alleging tortious interference with contract, and two of our employees, alleging breach of contract, misappropriation of trade secrets and breach of duty of loyalty. The complaint seeks unspecified monetary damages. Additionally, in connection with the civil complaint, a temporary restraining order was filed against us and the two named employees to stop the employees from selling PhotonBlade. In January 2017, the State Court of Minnesota entered into a temporary restraining order against us, relating to sales by the two employees of PhotonBlade. We are scheduled for a temporary injunction hearing in April 2017. We are incurring and expect to continue incurring significant costs related to defending these actions.

The outcome of these and other proceedings cannot be predicted. We intend to defend any proceedings vigorously. If any proceedings were to be determined adversely against us or resulted in legal actions, claims, regulatory proceedings, enforcement actions, or judgments, fines, or settlements involving a payment of material sums of money, or if injunctive relief were issued against us, our business, financial condition and results of operations could be materially adversely affected. Even the successful defense of legal proceedings may cause us to incur substantial legal costs and may divert management’s attention and resources.

Our ability to maintain our competitive position depends on our ability to attract, integrate and retain highly qualified personnel.

We believe that our continued success depends to a significant extent upon the efforts and abilities of our executive officers and other key personnel. Our executive officers and other key personnel are critical to the strategic direction and overall management of our company as well as our research and development process. All of our executive officers and other employees are at-will employees and, therefore, may terminate employment with us at any time with no advance notice. The loss of any of our executive officers and other key personnel could adversely affect our business, financial condition, and operating results. Our productivity may be adversely affected if we do not integrate and train our new employees quickly and effectively.

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

We have been growing rapidly in recent periods and have a relatively short history of operating as a commercial company. For example, we increased the number of employees from 102 at December 31, 2014 to 148 at December 31, 2015 to 172 at December 31, 2016. We intend to continue to grow and may experience periods of rapid growth and expansion. Future growth will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. In addition, rapid and significant growth will place a strain on our administrative personnel, information technology systems and other operational infrastructure. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals. To achieve our revenue goals, we must continue to hire, train, retain and motivate skilled personnel.

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

Currently, the gross profit generated from the sale of our devices is not sufficient to cover our operating expenses. To achieve profitability, we need to, among other things, reduce the per unit manufacturing cost of our current devices and attain low per unit manufacturing costs for our future devices, including the PhotonBlade. This cannot be achieved without improving manufacturing efficiency and increasing our manufacturing volume to leverage manufacturing overhead costs. If we are unable to improve manufacturing efficiency and reduce manufacturing overhead costs per unit, our ability to achieve profitability will be constrained. Any increase in manufacturing volumes is dependent upon a corresponding increase in sales. The occurrence of one or more factors that negatively impact the manufacturing or sales of our devices or reduce our manufacturing efficiency may prevent us from achieving our desired decrease in manufacturing costs, which would prevent us from attaining profitability.

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

We currently sell our devices in the United States, but expect to expand sales to Europe, Asia and other regions, both directly and through distributors, which will require us to identify and develop relationships with distributors who will focus on marketing our devices.

The sale and shipment of our devices across international borders, as well as the purchase of components from international sources, subjects us to United States and foreign governmental trade, import and export, and customs regulations and laws. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. Other laws and regulations that can significantly impact us include various anti-bribery laws, including the FCPA and anti-boycott laws, as well as export controls laws. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.

Additionally, the countries into which we expand our sales in the future may have different practices than the United States regarding the use of disposable medical devices. In the United States, our single-use optical waveguides for use with reusable retractors, single-use handheld illuminated aspiration devices and single-use drop-in intracavity illuminators are not reused, whereas surgeons in some countries may reuse our single-use devices. Customers in these countries may be less willing to purchase our single-use devices as they were not designed to be reusable, or they may purchase fewer of our single-use devices than United States-based customers purchase, because they choose to reuse our devices rather than purchasing additional single-use devices from us.

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

•	competitive disadvantage with established businesses and customer relationships;
•	the imposition of additional United States and foreign governmental controls or regulations;
•	economic instability;

•	changes in duties and tariffs, license obligations and other non-tariff barriers to trade;
•	the imposition of restrictions on the activities of foreign agents, representatives and distributors;
•	scrutiny of foreign tax authorities which could result in significant fines, penalties and additional taxes being imposed on us;
•	laws and business practices favoring local companies;
•	longer payment cycles;
•	foreign currency exchange rate fluctuations;
•	difficulties in maintaining consistency with our internal guidelines;
•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•	the imposition of costly and lengthy new export licensing requirements;
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

Our operations use or generate small volumes of hazardous or toxic materials. We are, therefore, subject to a variety of federal, state and local regulations relating to the use, handling, storage, disposal and human exposure to hazardous and toxic materials. Liability under environmental laws can be joint and several and without regard to comparative fault, and environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations, which could have an adverse impact on our business. Although we believe that our activities conform in all material respects with environmental, health and safety laws, there can be no assurance that violations of environmental, health and safety laws will not occur in the future as a result of human error, accident, equipment failure or other causes. The failure to comply with past, present or future laws could result in the imposition of fines, third-party property damage and personal injury claims, investigation and remediation costs, the suspension of production or a cessation of operations. We also expect that our operations will be affected by other new environmental and health and safety laws and regulations on an ongoing basis. Although we cannot predict the ultimate impact of any such new laws and regulations, they will likely result in additional costs, and may require us to change how we manufacture our devices, which could have an adverse impact on our business. We cannot predict what impact the new administration will have on the political and regulatory environment in the United States, the timing of any such changes, or the impact of any such changes on our business.

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

Furthermore, we do not have any patent rights in certain foreign countries in which a market may exist in the future, and the laws of many foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. The scope of our patent claims may vary between countries, as individual countries have distinctive patent laws. Thus, we may not be able to stop a competitor from marketing and selling in certain foreign countries devices that are the same as or similar to our devices.

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

The medical device industry is characterized by extensive patent litigation, and we could become subject to patent or other proprietary rights litigation that could be costly to defend or settle, result in the diversion of management’s attention, require us to pay significant damages or royalty payments or prevent us from marketing and selling our existing or future devices, and, if adversely adjudicated, could harm our business.

Our success depends, in part, on not infringing the patents or violating the proprietary rights of others. Significant litigation regarding patent rights occurs in the medical device industry. It is possible that U.S. and foreign patents and pending patent applications controlled by third parties may be alleged to cover our devices. Our competitors in both the

United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our devices. We or our employees may receive in the future and have received in the past, particularly as a public company, communications from patent holders or other third parties, including non-practicing entities, alleging infringement of patents or other intellectual property rights, actual or potential future misappropriation of trade secrets, or offering licenses to such intellectual property. In this regard, one of our employees has received a letter from Medtronic indicating a concern about “inevitable” disclosure of trade secrets, which did not relate to specific accusations of actual misconduct. We may be subject to litigation as a result of this letter or others that we or our employees may receive in the future.

In December 2016, Medtronic filed a civil complaint in the State Court of Minnesota against us, alleging tortious interference with contract, and two of our employees, alleging breach of contract, misappropriation of trade secrets and breach of duty of loyalty. The complaint seeks unspecified monetary damages. Additionally, in connection with the civil complaint, a temporary restraining order was filed against us and the two named employees to stop the employees from selling PhotonBlade. In January 2017, the State Court of Minnesota entered into a temporary restraining order against us, relating to sales by the two employees of PhotonBlade. We are scheduled for a temporary injunction hearing in April 2017.

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

Our operations have consumed substantial amounts of cash since inception, and we anticipate our expenses will increase as we seek to continue to grow our business and transition to operating as a public company. We believe that our growth will depend, in part, on our ability to fund our commercialization efforts and our efforts to develop new technologies for surgical illumination and visualization, as well as technology complementary to our current devices. Our existing resources may not allow us to conduct all of these activities that we believe would be beneficial for our future growth. As a result, we may need to seek funds in the future and, if we are unable to raise funds on favorable terms, or at all, we may not be able to support our commercialization efforts or increase our research and development activities and the growth of our business may be negatively impacted. As a result, we may be unable to compete effectively. For the years ended December 31, 2016, 2015 and 2014 our net cash used in operating activities was $36.6 million, $31.2 million and $19.8 million, respectively. As of December 31, 2016, we had working capital of $41.2 million, which included $39.0 million in cash and cash equivalents and short-term investments. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

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

To finance these activities, we may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings and collaborative arrangements with corporate partners. In July 2016, in order to facilitate the raising of additional funds, we filed a shelf registration statement on Form S-3 (Registration No. 333-212395) that allows us to sell up to an aggregate of $100,000,000 of our common stock, preferred stock, warrants, depository shares and/or units. In July 2016, we also filed a prospectus supplement for an at-the-market, or ATM, program of up to $25 million. In August 2016, we sold 3,220,000 shares in a secondary offering pursuant to this shelf registration and a prospectus supplement. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third-parties, it may be necessary to relinquish some rights to our technologies or our devices, or grant licenses on terms that are not favorable to us.

We cannot be certain that additional funding will be available on acceptable terms, if at all. If we do not have, or are not able to obtain, sufficient funds, we may have to reduce our cash burn rate, delay hiring of new staff, delay research and development projects, delay development or commercialization of our devices in development, license to third parties the rights to commercialize devices or technologies that we would otherwise seek to commercialize, and reduce discretionary operating expenses. If we are unable to generate sufficient cash flows or to raise adequate funds to finance our forecasted expenditures, we may have to liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our development programs. We also may have to reduce sales, marketing, engineering, customer support or other resources devoted to our existing products, or cease operations. Any of these actions could impede our ability to achieve our business objectives and harm our operating results.

We may not be able to generate sufficient cash to service our indebtedness, which currently consists of our credit agreements with MidCap.

On March 10, 2017, we entered into a credit and security agreement with MidCap Financial Trust and their affiliates, or MidCap, that provides for up to $30.0 million in term loans. Under the terms of the agreement, we borrowed the first term loan of $20.0 million at closing and will be eligible to draw down an additional term loan of $10.0 million prior to December 31, 2018, provided that we achieve a certain revenue target. The term loans accrue interest at a floating rate equal to 6.50% per annum, plus the greater of (i) 1.5% or (ii) one month Libor. Principal is payable in 36 equal monthly installments beginning April 1, 2019 until paid in full on March 1, 2022. In connection with entry into the credit and security agreement with MidCap, we terminated the HCRP loan agreement and used a portion of the term loan proceeds to repay all amounts outstanding under the agreement.

Also on March 10, 2017, we entered into a separate credit and security agreement with MidCap that provides for a revolving credit facility of up to $10.0 million based on the eligible accounts receivable and inventory balances. We may increase the total commitments under the revolving credit facility by up to an additional $10.0 million, subject to certain conditions. Loans under the revolving credit facility accrue interest at a floating rate equal to 3.25% per annum, plus the greater of (i) 1.5% or (ii) one month LIBOR. The facility terminates in full on March 1, 2022 unless terminated earlier. This new revolving credit facility replaces our $7.5 million accounts receivable credit facility that existed with SVB, under which no principal or interest was outstanding.

Our ability to make scheduled payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash balances and our actual and projected financial and operating performance. These amounts and our performance are subject to certain financial and business factors, as well as prevailing economic and competitive conditions, some of which may be beyond our control. We may be unable to maintain a level of cash balances or cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. Our future working capital, borrowings or equity financing could be unavailable to repay or refinance the amounts outstanding under the loan agreements, and even if they were, these actions may be insufficient to permit us to meet our scheduled debt service obligations. In addition, in the event of our breach of the credit agreements with MidCap, we may not be allowed to draw additional amounts and we may be required to repay any outstanding amounts earlier than anticipated. In the event of a liquidation, MidCap would be repaid all outstanding principal, premium, if any, and interest prior to distribution of assets to unsecured creditors, and the holders of our common stock would receive a portion of any liquidation proceeds only if all of our creditors, including MidCap, were first repaid in full.

The credit agreements with MidCap contain restrictive covenants that may limit our operating flexibility.

Borrowings under the credit agreements with MidCap are secured by substantially all of our assets, including our intellectual property. The credit agreements with MidCap contain customary restrictive covenants that, among other things, limit our ability to dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. We, therefore, may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lenders. We must also comply with a financial covenant relating to certain quarterly minimum Net Revenue (as defined in the credit agreements) requirements on a trailing twelve month basis.

The operating and financial restrictions and covenants in the credit agreements, as well as any future financing agreements that we may enter into, could restrict our ability to finance our operations and to engage in, expand or otherwise pursue business activities and strategies that we or our stockholders may consider beneficial. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the credit agreements. Future defaults, if not waived, could cause all of the outstanding indebtedness under our credit agreements to become immediately due and payable and would permit the lenders to terminate all commitments to extend further credit and permit the agent, on behalf of the lenders, to proceed against the collateral in which we granted the lenders a security interest.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations; in addition, we may be unable to use a substantial part of our net operating losses if we do not attain profitability in an amount necessary to offset such losses.

As of December 31, 2016, we had net operating loss, or NOL, carryforwards for federal and state income tax purposes of approximately $131.9 million and $87.4 million, respectively. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs could be further limited by Section 382. Future changes in our stock ownership, some of which are outside of our control, could also result in an ownership change under Section 382. Furthermore, we may be unable to use a substantial part of our NOLs if we do not attain profitability in an amount sufficient to offset such losses. Any limitation on using NOLs could result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal income and state tax reporting purposes, which could materially and adversely affect our results of operations.

Risks Related to Government Regulation

Our business is subject to extensive governmental regulation that could make it more expensive and time consuming for us to introduce new or improved devices.

Our devices are medical devices and must comply with regulatory requirements imposed by the FDA in the United States and similar agencies in foreign jurisdictions. While our current devices are classified as Class I, Class II 510(k) exempt, or Class II medical devices in the United States and, with respect to our Class I and Class II exempt devices, are not subject to premarket clearance or approval by the FDA, these requirements could change and new devices may be subject to more extensive regulation. Premarket clearance or approval has become more stringent over time and can involve lengthy and detailed laboratory and clinical testing procedures and an extensive agency review process, and other costly and time-consuming procedures. It often takes several years to satisfy these requirements depending on the complexity and novelty of the device. We also are subject to numerous additional licensing and regulatory requirements relating to safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances.

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

Before a new medical device, or a new intended use for, an existing device can be marketed in the United States, a company must first submit and receive either 510(k) clearance or premarketing approval from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA will determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. Products that are approved through a PMA application generally need FDA approval before they can be modified. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). Either process can be expensive, lengthy and unpredictable. We may not be able to obtain the necessary clearances or approvals or may be unduly delayed in doing so, which could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the device, which may limit the market for the device. Although we have obtained 510(k) clearance to market our sterilization trays, our clearance can be revoked if safety or efficacy problems develop.

In addition, we are required to timely file various reports with the FDA, including reports required by the medical device reporting regulations, or MDRs, that require we report to the regulatory authorities if our devices may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not filed in a timely manner, regulators may impose sanctions and sales of our devices may suffer, and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business. If we initiate a correction or removal for one of our devices to reduce a risk to health posed by the device, we would be required to submit a publically available Correction and Removal report to the FDA and in many cases, similar reports to other regulatory agencies. This report could be classified by the FDA as a device recall which could lead to increased scrutiny by the FDA, other international regulatory agencies and our customers regarding the quality and safety of our devices. Furthermore, the submission of these reports has been and could be used by competitors against us in competitive situations and cause customers to delay purchase decisions or cancel orders and would harm our reputation. The only Correction and Removal report that we have submitted to the FDA is in connection with the discontinued reusable aspiration device that we voluntarily recalled in 2012.

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

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized devices in the event of material deficiencies or defects in the design, manufacture or labeling of the device that could affect patient safety or in the event that a product poses an unacceptable risk to health. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious adverse health consequences or death. Further, under the FDA’s MDR regulations, we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. Manufacturers may, under their own initiative, conduct a field action notice or correction to inform surgeons of changes to instructions for use or of a deficiency, or of a suspected deficiency, found in a device. For example, in 2012, we conducted a voluntary recall relating to a fiber optic aspiration device that we no longer sell. A government-mandated recall or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other issues.

Repeated product malfunctions may result in a voluntary or involuntary product recall, which could divert managerial and financial resources, impair our ability to manufacture our products in a cost-effective and timely manner and have an adverse effect on our reputation, financial condition and operating results. Depending on the corrective action we take to address a product’s deficiencies or defects, the FDA may require, or we may decide, that we will need to obtain new approvals or clearances for the device before we may market or distribute the corrected device. Seeking such approvals or clearances may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action, including FDA warning letters, product seizure, injunctions, administrative penalties, or civil or criminal fines. We may also be required to bear other costs or take other actions that may have a negative impact on our sales as well as face significant adverse publicity or regulatory consequences, which could harm our business, including our ability to market our products in the future.

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

Material modifications to the intended use or technological characteristics of our devices will require new 510(k) clearances or premarket approvals, or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. Based on FDA published guidelines, the FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement, or clearance; however, the FDA can review a manufacturer’s decision. Any modification to an FDA-cleared device that would significantly affect its safety or efficacy or that would constitute a major change in its intended use would constitute a material modification and would require a new 510(k) clearance or possibly a premarket approval. We may not be able to obtain additional 510(k) clearances or premarket approvals for new devices or for modifications to, additional indications for, our devices in a timely fashion, or at all. Delays in obtaining required future clearances would harm our ability to introduce new or enhanced devices in a timely manner, which in turn would harm our future growth. We have made modifications to our devices in the past and will make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop selling or marketing our devices as modified, which could harm our operating results and require us to redesign our platform devices. In these circumstances, we may also be subject to significant enforcement actions such as significant regulatory fines or penalties. Furthermore, the FDA’s ongoing review of the 510(k) program may make it more difficult for us to modify our previously cleared products, either by imposing stricter requirements on when a new 510(k) for a modification to a previously cleared product must be submitted, or applying more onerous review criteria to such submissions. Specifically, on July 9, 2012, the FDA Safety and Innovation Act of 2012 was enacted which, among other requirements, obligates the FDA to prepare a report for Congress on the FDA’s approach for determining when a new 510(k) will be required for modifications or changes to a previously cleared device. The FDA recently submitted this report and suggested that manufacturers continue to adhere to the FDA’s 1997 Guidance on this topic when making a determination as to whether or not a new 510(k) is required for a change or modification to a device. However, the practical impact of the FDA’s continuing scrutiny of these issues remains unclear.

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

We have registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the California Department of Public Health, or CDPH. The FDA has broad post-market and regulatory enforcement powers. We are subject to announced and unannounced inspections by FDA and the Food and Drug Branch of CDPH to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. We passed the most recent audit by the Food and Drug Branch of CDPH in February 2015, and the inspection revealed no minor or major issues. We were also subject to an FDA inspection in April 2016 resulting in two observations, and the FDA has confirmed it will evaluate our corrective actions have been effective during its next inspection. However, we cannot assure you that we will pass future inspections or audits by the FDA or other regulatory bodies or that the FDA will consider the observations it previously identified to be closed out.

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

•

the U.S. Foreign Corrupt Practices Act, or the FCPA, which prohibits corporations and individuals from paying, offering to pay or authorizing the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity; the United Kingdom Bribery Act, which prohibits both domestic and international bribery, as well as bribery across both public and private sectors; and bribery provisions contained in the German Criminal Code, which, pursuant to draft legislation being prepared by the German government, may make the corruption and corruptibility of physicians in private practice and other healthcare professionals a criminal offense; and

•

analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or that otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

We do not have any direct sales outside of the United States, but expect to expand sales to Asia and Europe. Our corporate partners, however, sell certain of our devices outside of the United States and have already obtained the necessary regulatory approvals to sell certain of our devices outside of the United States. Sales of our devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates the exports of medical devices from the United States. Complying with international regulatory requirements can be an expensive and a time-consuming process and clearance or approval is not certain. The time required to obtain clearances or approvals, if required by other countries, may be longer than that required for FDA clearances or approvals, and requirements for such clearances or approvals may significantly differ from FDA requirements. In certain countries we may rely upon third-party or third-party distributors to obtain all required regulatory clearances or approvals, and these distributors may be unable to obtain or maintain such clearances or approvals. Our distributors in these countries may also incur significant costs in attempting to obtain and in maintaining foreign regulatory approvals or qualifications, which could increase the difficulty of attracting and retaining qualified distributors. If these distributors experience delays in receiving necessary qualifications, clearances or approvals to market our devices outside the United States, or if they fail to receive those qualifications, clearances or approvals, we may be unable to market our devices in certain international markets effectively, or at all, which will adversely affect our results of operations and financial condition generally.

Healthcare policy changes, including recent federal legislation to reform the U.S. healthcare system, may have a material adverse effect on us.

In March 2010, the President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or PPACA. Our operations are impacted by the federal Patient Protection and Affordable Care Act of 2010, which, as amended is known as the ACA. Effective January 1, 2013, we began to incur a 2.3% excise tax on sales of medical devices in the United States. Compliance with the ACA has imposed significant administrative and financial burdens on us. Such excise tax has been temporarily suspended effective January 1, 2016 through December 31, 2017. Moreover, the current administration have expressed an intention to repeal the ACA and replace it with alternative reforms. The details and timing of any such actions are unknown at this time, although more recent statements by the President and several members of Congress indicate that some time may elapse before any legislative action with respect to the ACA is affected.

In addition, other legislative changes have been proposed and adopted in the United States. On December 18, 2015, the President signed into law the Protecting Americans from Tax Hikes Act of 2015, which retroactively extends several expired tax provisions. Among the extended provisions is the Section 41 research credit for qualified research expenditures incurred through the end of 2015. There are many other comprehensive tax reform proposals being discussed in Congress and by the current administration, and we are currently unable to predict the final form that any legislation would take, or the ultimate impact on our business and results of operations. However, it is possible that these changes could adversely affect our business. It is likely that some policies adopted by the new administration will benefit us and others will negatively affect us. Until we know what changes are enacted, we will not know whether in total we benefit from, or are negatively affected by, the changes.

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

The current presidential administration and Congress are also expected to attempt broad sweeping changes to the current health care laws. We face uncertainties that might result from modification or repeal of any of the provisions of the ACA, including as a result of current and future executive orders and legislative actions. The impact of those changes on us and potential effect on the medical device industry as a whole is currently unknown. But, any changes to the ACA are likely to have an impact on our results of operations, and may have a material adverse effect on our results of operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

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

Sales of a substantial amount of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our common stock. As of December 31, 2016, we have 16,950,940 shares of common stock outstanding. This includes the 4,600,000 shares of our common stock we sold in our IPO in June 2015 and 3,220,000 shares of our common stock we sold in a secondary offering in August 2016, which may be resold in the public market immediately. In July 2016, in order to facilitate the raising of additional funds, we filed a shelf registration statement on Form S-3 (Registration No. 333-212395) that allows us to sell up to an aggregate of $100,000,000 of our common stock, preferred stock, warrants, depository shares and/or units. The shares we sold in a secondary offering in August 2016 were sold pursuant to this shelf registration and a prospectus supplement. In July 2016, we also filed a prospectus supplement for an ATM program of up to $25 million.

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

As of December 31, 2016, our directors and executive officers and stockholders holding more than 5% of our capital stock, and their affiliates, own a substantial majority of our outstanding common stock. To the extent our existing stockholders purchase additional shares, this ownership concentration would increase. As a result, if these stockholders were to choose to act together, they would be able to control the management and affairs of our company and most matters and exercise significant influence over most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on the internal control over financial reporting.

If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We evaluated our internal controls systems to allow management to report on our internal control over financial reporting for fiscal 2016. We performed the system and process evaluation and testing required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or the NASDAQ Global Market. Any failure to maintain new and more precise monitoring controls and improved detection and communication of financial misstatements across all levels of the organization could result in additional material weaknesses, result in material misstatements in our financial statements and cause us to fail to meet our reporting obligations. This could cause us to lose public confidence, and could cause the trading price of our common stock to decline.

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

We could be an emerging growth company until as late as December 31, 2020, although circumstances could cause us to lose that status at the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates is at least $700 million as of the last business day of our most recently completed second fiscal quarter, (ii) the end of the fiscal year in which we have total annual gross revenues of $1.0 billion or more during such fiscal year, or (iii) the date on which we issue more than $1.0 billion in non-convertible debt in a three-year period.

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

We have never paid cash dividends and we currently intend to retain any future earnings and do not anticipate paying cash dividends in the foreseeable future. We are not legally or contractually required to pay dividends and the credit agreements with MidCap contain restrictions on our ability to pay cash dividends The declaration and payment of all future dividends, if any, will be at the sole discretion our board of directors, which retains the right to change our dividend policy at any time, and may be limited by our debt arrangements in place from time to time. The payment of dividends will depend on our earnings, capital requirements, financial condition, prospects and other factors our board of directors may deem relevant. If we do not pay dividends, our common stock may be less valuable because stockholders must rely on sales of their common stock after price appreciation, which may never occur, to realize any future gains on their investment.

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.PROPERTIES

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

ITEM 3.LEGAL PROCEEDINGS

On February 27, 2017, a purported stockholder class action titled Paciga v. Invuity, Inc., et al., Case No. 3:17-cv-01005, was filed in the United States District Court for the Northern District of California against us, our Chief Executive Officer, and our Chief Financial Officer. The complaint alleges that the defendants made false or misleading statements to investors regarding our business prospects. The complaint purports to assert claims for violation of Sections 10(b) and 20(a) of the Exchange Act of 1934 and SEC Rule 10b-5 on behalf of a purported class consisting of all purchasers of our common stock between July 19, 2016 and November 3, 2016, and seeks unspecified compensatory damages, attorney fees and costs, and other relief. We intend to defend the litigation vigorously. Based on information currently available, we have determined that the amount of any possible loss or range of possible loss is not reasonably estimable.

In addition, we are, and from time to time we may become, involved in legal proceedings arising from the ordinary course of our business. Management is currently not aware of any matters that will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity

Our common stock has traded on the NASDAQ Global Market under the symbol “IVTY” since June 15, 2015. The following table sets forth, for the periods indicated, the high and low intraday sales prices for our common stock as reported by the NASDAQ Global Market:

	Common Stock
	Price
	High	Low
Year Ended December 31, 2016
Quarter Ended December 31, 2016	$13.95	$4.50
Quarter Ended September 30, 2016	$14.25	$9.28
Quarter Ended June 30, 2016	$10.03	$4.80
Quarter Ended March 31, 2016	$9.21	$6.06
Quarter Ended December 31, 2015	$15.05	$8.46
Quarter Ended September 30, 2015	$18.18	$10.00
Quarter Ended June 30, 2015 (from June 15, 2015)	$15.59	$12.54

On March 10, 2017, the last reported sale price on the NASDAQ Global Market for our common stock was $8.00 per share.

As of March 10, 2017, we had 41 holders of record of our common stock. The number of record holders does not include beneficial holders who hold their shares in “street name,” meaning that the shares are held for their accounts by a broker or other nominee. In these instances, the brokers or other nominees are included in the number of registered holders, but the underlying holders of the common stock that have shares held in “street name” are not.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, or the SEC, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act.

The graph below shows the cumulative total stockholder return assuming the investment of $100.00 on the date specified in each of our common stock, The NASDAQ Global Market Index, the NASDAQ Biotechnology Index and iShares US Medical Devices Index for the period commencing on June 15, 2015 (the first day of trading of our common stock) and ending on December 31, 2016. We have added the iShares US Medical Devices Index to this year’s stock performance graph because it is comprised of companies with operations more similar to ours than those companies in the Nasdaq Biotechnology Index. Accordingly, we believe that including this new index provides a more appropriate comparison of our stock performance with the performance of other companies in our industry. In this transition year, we have retained the Nasdaq Biotechnology Index for comparison purposes, but will not include that index in our stock performance graph going forward. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of future performance of our common stock. All amounts are shown are based on the closing prices of the respective indices and our stock:

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

Securities Authorized for Issuance under Equity Compensation Plan

The information required by this item will be included in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016, and is incorporated herein by reference.

Recent Sales of Unregistered Securities

None.

Initial Public Offering

Use of Proceeds

In June 2015, we completed our initial public offering, or the IPO, and issued 4,600,000 shares of our common stock, including the underwriter’s exercise of their over-allotment option, at an initial offering price to the public of $12.00. We received net proceeds from the IPO of approximately $47.2 million, after deducting underwriting discounts and commissions of approximately $3.9 million and offering costs of approximately $4.1 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates. The underwriters were Piper Jaffray & Co., Leerink Partners LLC, Stifel, Nicolaus & Company, Incorporated, and William Blair & Company, L.L.C.

Shares of our common stock began trading on the NASDAQ Global Market on June 15, 2015. The shares were registered under the Securities Act on our Registration Statement on Form S-1 (File No. 333-203505).

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus, dated June 15, 2015, pursuant to Rule 424(b)(4) of the Securities Act. As of December 31, 2016, we have used all of the proceeds from our IPO.

Secondary Offering

Use of Proceeds

On August 2, 2016, we completed a secondary offering of 3,220,000 shares of our common stock at a price to the public of $10.00 per share, which included the exercise in full by the underwriters of their option to purchase an additional 420,000 shares of our common stock. The total net proceeds from this offering were $29.7 million, after deducting underwriting discounts and commissions and offering expenses of $0.6 million payable by us. The net proceeds from this offering are being used for general corporate purposes including working capital, expansion of sales and marketing activities and expansion of research and development efforts.

Issuer Purchases of Equity Securities

None.

ITEM 6.SELECTED FINANCIAL DATA.

The following selected financial data is qualified in its entirety by, and should be read in conjunction with the financial statements and the notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K. The following selected statement of operations data for the years ended December 31, 2016, 2015 and 2014 and the balance sheet data as of December 31, 2016 and 2015  have been derived from our audited financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. We derived the selected statement of operations data for the year ended December 31, 2013 and the selected balance sheet data as of December 31, 2014 and 2013 from our audited financial statements which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2016	2015	2014	2013
Statements of Operations Data:
Revenue	$32,461	$21,031	$13,103	$7,186
Cost of goods sold	8,824	7,733	4,630	2,294
Gross profit	23,637	13,298	8,473	4,892
Operating expenses:
Research and development	9,908	7,869	5,181	4,445
Selling, general and administrative	52,409	40,636	23,044	12,402
Total operating expenses	62,317	48,505	28,225	16,847
Loss from operations	(38,680)	(35,207)	(19,752)	(11,955)
Interest expense	(2,018)	(1,881)	(1,402)	(284)
Interest and other income (expense), net	89	(482)	492	130
Net loss and comprehensive loss	$(40,609)	$(37,570)	$(20,662)	$(12,109)
Net loss per common share, basic and diluted	$(2.73)	$(4.94)	$(31.63)	$(19.15)
Weighted-average shares used to compute net loss per common share, basic and diluted	14,868,501	7,606,172	653,195	632,407

	Year Ended December 31,
	2016	2015	2014	2013
Balance Sheet Data:
Cash, cash equivalents, and short term investments	$39,037	$46,296	$6,048	$4,953
Working capital	41,235	49,314	10,366	8,486
Total assets	60,335	66,305	25,324	12,053
Convertible preferred stock warrant liability	—	—	136	86
Total long-term debt	13,261	14,480	9,347	2,477
Convertible preferred stock	—	—	73,755	52,949
Accumulated deficit	(146,216)	(105,607)	(68,037)	(47,375)
Total stockholders’ equity (deficit)	$34,448	$42,343	$(65,827)	$(45,906)

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Financial Data” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in “Risk Factors” and in other parts of this Annual Report on Form 10-K.

Overview

We are a commercial-stage medical technology company pioneering the use of advanced photonics to provide surgeons with improved direct visualization of surgical cavities during minimal access surgical procedures. We integrate our Intelligent Photonics technology platform into our single-use and reusable advanced surgical devices to address some of the critical intracavity illumination and visualization challenges facing surgeons today. We utilize our proprietary advanced photonics technology to develop optical waveguides that direct and shape thermally cool, brilliant light into broad, uniform and volumetric illumination of the surgical target. We believe that improving a surgeon’s ability to see critical anatomical structures can lead to better clinical and aesthetic outcomes, improved patient safety and reduced surgical time and healthcare costs. We are also using our advanced photonics technology to develop new devices and modalities to broaden the application and adoption of minimal access procedures and enable new advanced surgical techniques. Notably, in September 2016, we received FDA 510(k) clearance of PhotonBlade, a dynamic precision illuminator with enhanced energy delivery. The PhotonBlade is a first-of-its-kind device, delivering directed, thermally cool illumination at the precise point of surgical treatment in conjunction with a novel energy platform allowing for precise tissue cutting and coagulation with minimal tissue damage. As such, PhotonBlade represents a new category of Intelligent Photonics and strategically expands our current product portfolio. The PhotonBlade is anticipated to become commercially available in 2017.

Photonics is the science and technological applications of light. We have applied advanced principles of photonics to develop our Intelligent Photonics technology platform, which enables the transmission, management and manipulation of light in surgical procedures. Our initial application of this technology is integrated into our family of proprietary optical waveguides. Our waveguides are sophisticated devices that rely on the principles of optics to shape and direct light. They are coupled to a modified fiber optic cable and are designed to work with the standard xenon or LED light sources typically found and utilized in the operating room. Our optical waveguides are incorporated into surgical devices, including our customized line of illuminated surgical retractors, handheld illuminated aspiration devices and a drop-in intracavity illuminator. Our handheld illuminated aspiration devices, drop-in intracavity illuminators and PhotonBlade are single-use products. Our retractor devices are reusable, but utilize a single-use optical waveguide, which we sell separately because a new waveguide must be used for each procedure. Our accessories include sterilization trays and light cables.

We currently sell our devices in the United States, primarily through a direct sales force. We increased the number of our direct sales representatives to 67 as of December 31, 2016, and we believe this expansion will allow us to further penetrate and grow our market by demonstrating the benefits of our devices to additional surgeons, surgical specialties, and hospitals. Although our sales and marketing efforts are directed at surgeons because they are the primary users of our technology, the hospitals where surgical procedures are performed are our customers, as they typically are responsible for making the decisions to purchase our devices. Our currently marketed devices are commonly treated as general supplies utilized in surgery. As a result, the hospital or surgical center receives a single reimbursement from the third-party payor that is intended to cover the overall cost of treatment, including the cost of devices used during the procedure, as well as the overhead cost associated with the facility where the procedure is performed. There is no separate reimbursement for our devices.

In addition to marketing and selling our existing products, we are engaged in ongoing research and development. Our research and development efforts are focused on developing new devices and modalities to broaden the application and adoption of minimal access procedures and enable new advanced surgical techniques. Our manufacturing involves the combined utilization of our internal manufacturing resources and expertise, approved suppliers and contract manufacturers. We outsource the manufacture of components, subassemblies and certain finished devices that are produced to our specifications and shipped to our facilities in San Francisco, California for final assembly or inspection, and certification. Finished products are stored at and distributed from our facility. We believe our facility is sufficient to support our operations and that suitable facilities would be available to us should our operations require it.

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

Recent revenue growth has been driven by the growth of our sales and marketing infrastructure and increased surgeon awareness of the benefits of our advanced photonics technology platform over traditional surgical lighting options in the operating room. We are pursuing a number of strategies that we believe will enable us to continue to grow. Our products have broad applicability to open, smaller incision surgeries which we estimate to be approximately 40% of all surgical procedures in the United States. We are targeting our sales and marketing efforts to surgeons for the following women’s health clinical applications: breast cancer and breast reconstruction surgery, gynecology, and thyroid surgery.  Additional applications include procedures for electrophysiology, spine, orthopedic, cardiothoracic, and general surgery. Although we have made progress towards our goals there are still many areas for growth. To achieve these goals we are focused on the following initiatives:

•

Leveraging our unique marketing programs that align with hospital initiatives including safety, patient outcomes and patient satisfaction, for example our Hidden Scar Surgery Program and Operating Room Safety Program;

•	Cross selling within our initial target markets and developing adjacent surgical specialties to broaden the three core categories to Women’s health, spine/ortho and electrophysiology; and

•	Introducing new products to support our ability to expand our clinical application, including the anticipated launch of the PhotonBlade in 2017.

We have experienced seasonality during the year. Revenue tends to be the lowest in the first quarter as the result of the resetting of annual patient healthcare insurance plan deductibles and by hospitals and military facilities working off their inventories of products purchased in the fourth quarter. The third quarter is similarly negatively impacted by lower procedure rates typically associated with vacation plans of both patients and surgeons. Revenue in the fourth quarter tends to be the highest as demand may be impacted by the desire of patients to spend their remaining balances in their flexible spending accounts or because they have met their annual deductibles under their health insurance plans. In addition, in the fourth quarter, our results can be impacted by the budgeting and buying patterns of hospitals and military facilities.

Cost of Goods Sold and Gross Margin

Cost of goods sold consists primarily of material costs, manufacturing overhead, direct labor and third-party services, such as sterilization. Manufacturing overhead represents a significant portion of cost of goods sold and includes the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management. We expect overhead costs as a percentage of revenue to decrease as our production volume increases and our production process becomes more efficient. Cost of goods sold also includes depreciation expense for production equipment and certain direct costs such as shipping cost

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily production volumes, manufacturing costs and product yields, adjustments to inventory reserves and the implementation of cost-reduction strategies. Gross margin on our current product portfolio may increase over the long term as our production volume increases and we are able to spread the fixed portion of our manufacturing overhead costs over a larger number of units produced, thereby reducing our per unit manufacturing costs; however this positive trend may be offset by new product introductions, notably the PhotonBlade, as new products are produced at low volumes which may result in lower margins as component costs are usually higher at lower volumes. Therefore, our gross margin will likely fluctuate from quarter to quarter in the near term.

Selling, General and Administrative Expenses

Our selling, general and administrative, or SG&A, expenses consist primarily of personnel costs including salaries, sales commissions, bonuses and stock compensation for sales, executive, and administrative personnel. Other significant SG&A expenses include independent sales agent commissions, conferences, trade shows, promotional activities including trunk stock expenses associated with the sales team demonstrating our products, professional fees for legal and accounting services, consulting fees, insurance costs and travel expenses.

We expect SG&A expenses to continue to increase in absolute dollars as we expect to hire incremental direct sales representatives and expand our commercial infrastructure to both drive and support our planned revenue growth. We also expect to incur additional SG&A expenses as a result of supporting a dynamically growing company, including investments in human resources and other administrative functions.

Research and Development Expenses

Our research and development, or R&D, expenses consist primarily of product research, engineering, product development, quality assurance and depreciation. These expenses include personnel costs, including salary and stock-based compensation expense, consulting services, laboratory materials and supplies and an allocation of related facilities costs. We expect our R&D costs to increase in absolute dollars as we hire additional personnel to develop new devices and device enhancements. We expense R&D costs as they are incurred.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest income earned on our cash, cash equivalents and marketable securities, and prior to us becoming a public company, the fair value re-measurement related to our outstanding convertible preferred stock warrants, which were accounted for as a liability and marked-to-market at each reporting period.

Results of Operations

Revenue, cost of revenue, gross profit and gross margin

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except percentages)
Revenue
Single use devices	$24,548	$15,269	$9,062
Reusable retractors	5,401	3,333	1,945
Sales to 3rd party medical device manufacturers	1,386	1,422	1,535
Accessories	1,126	1,007	561
Total revenue	32,461	21,031	13,103
Cost of Revenue	8,824	7,733	4,630
Gross Profit	$23,637	$13,298	$8,473
Gross Margin	73%	63%	65%

Twelve Months Ended December 31, 2016 as compared to Twelve Months Ended December 31, 2015

Revenue increased $11.4 million, or 54%, to $32.5 million during the year ended December 31, 2016, compared to $21.0 million during the year ended December 31, 2015. The growth in revenue was attributable to an increase in unit sales as a result of selling our products to new customers and also selling more units to existing customers. The increase in units was driven by the expansion of our direct salesforce, which increased the number of customers to whom we sold devices. The number of our direct sales representatives increased from 59 as of December 31, 2015 to 67 as of December 31, 2016 and the number of customers ordering our devices increased from approximately 530 in the fourth quarter of 2015 to approximately 745 in the fourth quarter of 2016.

Cost of goods sold increased $1.1 million, or 14%, to $8.8 million during the year ended December 31, 2016, compared to $7.7 million during the same period in 2015. This increase in cost of goods sold was primarily due to the increase of number of devices sold as we expanded our sales and marketing efforts and increased the number of units sold.

Gross margin for the year ended December 31, 2016 was 73% compared to 63% for the year ended December 31, 2015.

This increase was due to the introduction of the Eikon LT retractor series at the beginning of the year, which replaced our Eikon Classic retractor series and had significantly improved margins as a result of being made from a polymer compared to metal which is a lower cost material. The Eikon LT comprised 12% of total sales. The gross margin benefit associated with the introduction of the Eikon LT is now fully factored into the composition of our gross margin. Additional gross margin improvement was also derived from increased production and overhead efficiencies associated with improved manufacturing processes and increased unit sales volumes.

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

Operating Expenses

	Year Ended December 31,
	2016		2015		2014
		% of		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	Revenue
	(in thousands, except percentages)
Operating Expenses
Research and development	$9,908	31%	$7,869	37%	$5,181	40%
Selling general and administrative	52,409	161%	40,636	193%	23,044	176%
Total operating expenses	$62,317	192%	$48,505	230%	$28,225	216%

Twelve Months Ended December 31, 2016 as compared to Twelve Months Ended December 31, 2015

Research and development expenses: expenses increased $2.0 million, or 26%, to $9.9 million during the year ended December 31, 2016, compared to $7.9 million during the year ended December 31, 2015. The increase in expenses was primarily attributable to an increase in personnel related costs of $1.1 million due to our expanding headcount plus an increase of $1.3 million relating to consultants, research on new product development, testing and associated regulatory and quality costs, including PhotonBlade development.

Selling, general and administrative expenses: expenses increased $11.8 million, or 29%, to $52.4 million during the year ended December 31, 2016, compared to $40.6 million during the year ended December 31, 2015. The increase in expenses was attributable to an $11.5 million increase in personnel-related expenses, including salaries and employee benefits, as a result of increasing our direct sales force, marketing and administrative staff. Travel and entertainment expenses increased $1.1 million mainly due to the increased sales force, and sales commissions increased $1.2 million as a result of increased revenues driven by the increased sales force. In addition we incurred $0.8 million in trunk stock expense as a result of reserves against our Eikon Classic retractor that was replaced by our new Eikon LT retractor series. These increases were offset by $1.1 million decrease in professional services, consultants, and marketing expenses.

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

Selling, general and administrative expenses: expenses increased $17.6 million, or 76%, to $40.6 million during the year ended December 31, 2015, compared to $23.0 million during the year ended December 31, 2014. The increase in expenses was attributable to a $5.6 million increase in personnel-related expenses, excluding sales commissions, as a result of increased headcount due to increasing our direct sales force, marketing and administrative staff, a $2.0 million increase in commissions to direct sales representatives, a $2.0 million increase in marketing, advertising and promotion-related expenses, and a $3.7 million increase in consulting and professional service fees, primarily due to an increase in legal and accounting fees relating to our initial public offering in June 2015, in addition to a $2.4 million increase in facilities, maintenance, and depreciation expense relating to our new building and expanding operations.

Interest Expense, interest, and other income (expense)

Non-operating items, including interest expense, interest, and other income (expense), were as follows for the periods presented:

	Year Ended December 31,
	2016		2015		2014
		% of		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	Revenue
	(in thousands, except percentages)

Interest expense	$(2,018)	(6)%	$(1,881)	(9)%	$(1,402)	(11)%
Interest and other income (expense), net	89	0%	(482)	(2)%	492	4%
Total	$(1,929)	(6)%	$(2,363)	(11)%	$(910)	(7)%

Twelve Months Ended December 31, 2016 as compared to Twelve Months Ended December 31, 2015

Interest expense increased $0.1 million to $2.0 million during the year ended December 31, 2016 from $1.9 million during the year ended December 31, 2015 primarily due to increased interest payments on our loan with HealthCare Royalty Partners, or HCRP.

Interest and other income (expense), net changed $0.6 million to income of $0.1 million during the year ended December 31, 2016, compared to expense of $0.5 million during the year ended December 31, 2015. In 2016, we earned additional interest income on a higher average cash balance held throughout the year, when compared to 2015.

Twelve Months Ended December 31, 2015 as compared to Twelve Months Ended December 31, 2014

Interest expense increased $0.5 million to $1.9 million during the year ended December 31, 2015 from $1.4 million during the year ended December 31, 2014. In February 2015, we drew down the remaining $5.0 million from our loan with HCRP.

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

Liquidity and Capital Resources

We have incurred net losses from operations since inception and has an accumulated deficit of $146.2 million as of December 31, 2016.  We expect to incur additional losses and negative cash flows in the next 12 month period as we seek to continue to grow our business and transition to operating as a public company. Management believes that our cash and cash equivalents and short term investments at December 31, 2016 and additional funding, available under the new loan and security agreement with MidCap Financial Trust, or MidCap, will provide sufficient funds to enable us to meet our operating plan through at least the next twelve months. The agreement was signed on March 10, 2017 and provides for up to $30 million in term loans, which are repayable in monthly installments, commencing April 1, 2019. The first term loan of $20 million was drawn down on March 10, 2017 and is subject to a financial covenant, based on revenue levels, to be met over the term of the agreement. The second term loan can only be drawn down assuming we meet a certain revenue target in a 12 month period prior to December 31, 2018, which is not anticipated to occur in the next 12 months. We, as required by the agreement, repaid in full our outstanding loan with Health Care Royalty Partners on March 10, 2017.

On July 1, 2016, we also filed a prospectus supplement for an at-the-market program of up to $25 million. However, if our anticipated operating results are not achieved in future periods, additional debt or equity financing may need to be raised, or we may need to implement an approved plan to reduce planned expenditures.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Net cash (used in) provided by:	(in thousands)

Operating activities	$(36,624)	$(31,165)	$(19,818)
Investing activities	(11,783)	(3,713)	(7,271)
Financing activities	30,411	75,126	28,184
Net increase (decrease) in cash and cash equivalents	$(17,996)	$40,248	$1,095

Twelve Months Ended December 31, 2016

Net cash used in operating activities was $36.6 million, which consisted of a net loss of $40.6 million, adjusted by non-cash charges of $4.6 million and net change of $0.6 million in our net operating assets. The change in our operating assets is primarily due to an increase in our accounts receivable of $2.3 million and a reduction in our accounts payable of $0.3 million offset by an increase in our accrued liabilities of $2.1 million. Our increase in our accounts receivable is in line with increased sales and our accounts payable and accrued liabilities is primarily due to the timing of December payments made in January.

Net cash used in investing activities consisted of the purchase and sale of marketable securities and capital expenditures to purchase property and equipment in connection with the new facility.

In July 2016, we filed a shelf registration statement on Form S-3 (Registration No. 333-212395) with the SEC to offer for sale up to an aggregate of $100,000,000 of common stock, preferred stock, depositary shares, warrants and/or units in one or more offerings and in any combinations. We also established an ATM program of up to $25 million. The associated costs were fully expensed in 2016. Currently, we have not sold any shares under the ATM program.

In August 2016, we sold 3,220,000 shares of our common stock in a secondary offering. The total net proceeds from the offering were approximately $29.7 million.

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

Net cash used in investing activities consisted of capital expenditures to purchase property and equipment in connection with the new facility.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2016:

	Payments Due by Period
	Less Than	1 to 3	3 to 5	More than
(in thousands)	1 Year	Years	Years	5 Years	Total
Related party debt, including interest	$3,305	$10,148	$6,469	$—	$19,922
Operating leases	2,114	4,421	4,690	7,131	18,356
Total contractual obligations (1)	$5,419	$14,569	$11,159	$7,131	$38,278
(1)

On March 10, 2017, we entered into a credit and security agreement with MidCap, pursuant to which we borrowed a term loan of $20.0 million. In connection with the term loan, we terminated the HCRP loan agreement (described as “related party debt” in the table above) and repaid all amounts outstanding under the agreement. The amounts in the table above exclude the new term loan and the repayment of the HCRP loan. For more information, please see Note 13, “Subsequent Events” to our financial statements included elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgment and estimates.

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

Prior to our IPO, the fair value of the shares of our common stock underlying the stock options had historically been determined by our board of directors. Because there had been no public market for our common stock, our board of directors had determined the fair value of our common stock at the time of grant of the option by considering a number of objective and subjective factors, including our stage of development, sales of our convertible preferred stock, our operating and financial performance, equity market conditions affecting comparable public companies, the lack of liquidity of our capital stock, and the general and industry-specific economic outlooks.

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

The following table summarizes the assumptions we used to determine the fair value of stock options granted to employees:

	Year Ended December 31,
	2016	2015	2014
Expected term (in years)	5.0-6.0	5.0 – 6.0	6.0
Expected volatility	50%	35 – 50%	35 – 38%
Risk-free interest rate	1.24-2.26%	1.31 – 1.89%	1.80 – 1.93%
Dividend yield	0%	0%	0%

We recorded total stock-based compensation expense of $2.3 million, $1.2 million and $0.7 million, and in the years ended December 31, 2016, 2015 and 2014, respectively. We expect to continue to grant stock options and other equity-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

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

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies”, of the Notes to Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a full description of recent accounting pronouncements including the respective expected dates of adoption and estimated effects, if any on our financial statements.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents, and short term investments of $39.0 million and $46.3 million as of December 31, 2016 and December 31, 2015, respectively, which consist of bank deposits and money market funds.

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

As of December 31, 2016 and December 31, 2015, we had drawn down principal debt balances of $15.0 million with a fixed interest rate equal to 12.5%. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on our financial statements. As of December 31, 2016 and December 31, 2015, we also had access to an accounts receivable credit facility with Silicon Valley Bank that permitted the borrowing of the lesser of $7.5 million or an amount representing up to 80% of eligible accounts receivable. See Note 6, “Debt”, of the Notes to Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more details. As of December 31, 2016, we had not drawn down on this line of credit.

Foreign Currency Risk

As of December 31, 2016, our business has been almost entirely conducted in U.S. dollars, but we expect to expand sales to Asia and Europe. As we being to conduct transactions in foreign currencies, we may become increasingly subject to foreign currency risks related to our revenue and operating expenses denominated in currencies other than the United States Dollar. As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INVUITY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Invuity, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows present fairly, in all material respects, the financial position of Invuity, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 16, 2017

INVUITY, INC.

Balance Sheets

(in thousands, except share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$28,300	$46,296
Short-term investments	10,737	—
Restricted cash - current	181	—
Accounts receivable, net	5,782	3,619
Inventory	5,052	5,182
Prepaid expenses and other current assets	1,088	923
Total current assets	51,140	56,020
Restricted cash	909	1,090
Property and equipment, net	8,286	9,195
Total assets	$60,335	$66,305
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,192	$2,458
Accrued and other current liabilities	6,351	4,214
Short-term debt—related party	1,362	—
Total current liabilities	9,905	6,672
Deferred rent	2,721	2,810
Long-term debt—related party	13,261	14,480
Total liabilities	25,887	23,962
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value—10,000,000 shares authorized at December 31, 2016 and December 31, 2015, respectively; no shares issued and outstanding at December 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value—100,000,000 shares authorized at December 31, 2016 and December 31, 2015 respectively; 16,950,940 and 13,392,358 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	17	13
Additional paid-in capital	180,647	147,937
Accumulated deficit	(146,216)	(105,607)
Total stockholders’ equity	34,448	42,343
Total liabilities and stockholders’ equity	$60,335	$66,305

The accompanying notes are an integral part of these financial statements.

INVUITY, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014

Revenue	$32,461	$21,031	$13,103
Cost of goods sold	8,824	7,733	4,630
Gross profit	23,637	13,298	8,473
Operating expenses:
Research and development	9,908	7,869	5,181
Selling, general and administrative	52,409	40,636	23,044
Total operating expenses	62,317	48,505	28,225
Loss from operations	(38,680)	(35,207)	(19,752)
Interest expense	(2,018)	(1,881)	(1,402)
Interest and other income (expense), net	89	(482)	492
Net loss and comprehensive loss	$(40,609)	$(37,570)	$(20,662)
Net loss per common share, basic and diluted	$(2.73)	$(4.94)	$(31.63)
Weighted-average shares used to compute net loss per common share, basic and diluted	14,868,501	7,606,172	653,195

The accompanying notes are an integral part of these financial statements.

INVUITY, INC.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

										Accumulated				Total
								Additional		Other				Stockholders'
	Convertible Preferred Stock			Common Stock				Paid-In		Comprehensive		Accumulated		Equity
	Shares	Amount		Shares		Amount		Capital		Income (Loss)		Deficit		(Deficit)
Balances at December 31, 2013	4,458,589		$52,949		656,184		$1		$1,468		$—		$(47,375)	$(45,906)
Issuance of Series E convertible preferred stock for cash at $13.3052 per share, net of issuance costs of $454	1,597,814		20,806		—		—		—		—		—	—
Exercise of common stock options	—		—		55,065		—		78		—		—	78
Stock-based compensation expense	—		—		—		—		663		—		—	663
Net loss	—		—		—		—		—		—		(20,662)	(20,662)
Balances at December 31, 2014	6,056,403		73,755		711,249		1		2,209		—		(68,037)	(65,827)
Issuance of Series F convertible preferred stock for cash at $14.3449 per share, net of issuance costs of $128	1,596,212		22,769		—		—		—		—		—	—
Conversion of Convertible Preferred Stock upon IPO	(7,652,615)		(96,524)		7,979,332		8		96,516					96,524
Conversion of preferred stock warrants to common stock warrants									608					608
Proceeds from issuance of common stock, net issuance costs of $7,988					4,600,000		4		47,215					47,219
Exercise of common stock options	—		—		102,250		—		139		—		—	139
Repurchase of early exercised options	—		—		(473)		—		(1)		—		—	(1)
Vesting of early exercise options	—		—		—		—		2		—		—	2
Stock-based compensation expense	—		—		—		—		1,249		—		—	1,249
Net loss	—		—		—		—		—		—		(37,570)	(37,570)
Balances at December 31, 2015	—	—	—	—	13,392,358	—	13	—	147,937	—	—	—	(105,607)	42,343
Proceeds from secondary offering, net issuance costs of $590	—		—		3,220,000		3		29,675					29,678
Exercise of common stock options	—		—		338,582		1		732		—		—	733
Stock-based compensation expense	—		—		—		—		2,303		—		—	2,303
Net loss	—		—		—		—		—		—		(40,609)	(40,609)
Balances at December 31, 2016	—		$—	—	16,950,940		$17		$180,647		$—		$(146,216)	$34,448

The accompanying notes are an integral part of these financial statements.

INVUITY, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(40,609)	$(37,570)	$(20,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,995	1,710	344
Stock-based compensation	2,303	1,249	663
Changes in fair value of convertible preferred stock warrant liability	—	472	(522)
Provision for doubtful accounts	136	216	87
Noncash interest expense	143	143	90
Accretion of premium on marketable securities	9	—	243
Changes in operating assets and liabilities:
Accounts receivable	(2,300)	(1,033)	(1,384)
Inventory	130	(911)	(786)
Prepaid expenses and other current assets	(165)	1,568	(1,923)
Other non-current assets	—	—	(55)
Accounts payable	(284)	1,349	143
Accrued and other current liabilities	2,107	1,537	1,034
Deferred rent	(89)	105	2,910
Net cash used in operating activities	(36,624)	(31,165)	(19,818)
Cash flows from investing activities
Purchases of property and equipment	(1,037)	(3,748)	(6,791)
Purchases of marketable securities	(10,746)	—	(17,510)
Sales of marketable securities	—	—	17,270
Maturities of marketable securities	—	—	850
Change in restricted cash	—	35	(1,090)
Net cash used in investing activities	(11,783)	(3,713)	(7,271)
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	—	47,219	—
Proceeds from financing offering, net of offering costs	29,678	—	—
Proceeds from issuance of long-term debt -related party, net of issuance costs	—	5,000	9,800
Proceeds from issuance of common stock upon exercise of stock options	733	139	78
Payments of long-term debt	—	—	(2,500)
Payments to repurchase early exercised common stock	—	(1)	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	22,769	20,806
Net cash provided by financing activities	30,411	75,126	28,184
Net increase (decrease) in cash and cash equivalents	(17,996)	40,248	1,095
Cash and cash equivalents, beginning of year	46,296	6,048	4,953
Cash and cash equivalents, end of year	$28,300	$46,296	$6,048
Supplemental disclosures of cash flow information
Interest paid	$—	$—	$275
Interest paid to related party	$1,875	$1,740	$1,052
Non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued liabilities at period end	$48	$78	$1,462
Offering issuance costs in accounts payable at period end	$—	$—	$30
Reclassification of convertible preferred stock warrant liability to additional paid-in capital upon conversion of preferred stock warrants into common stock warrants	$—	$608	$—
Conversion of convertible preferred stock into common stock and additional paid in capital	$—	$96,524	$—

The accompanying notes are an integral part of these financial statements.

INVUITY, INC.

Notes to Financial Statements

1.ORGANIZATION AND DESCRIPTION OF BUSINESS

Invuity, Inc. (the “Company”), was incorporated in the state of California on November 29, 2004 and reincorporated in Delaware in May 2015. The Company is a commercial-stage medical technology company which utilizes its proprietary Intelligent Photonics technology to develop single-use and reusable illuminated surgical devices, which provide surgeons with illumination and direct visualization of surgical cavities during open and minimal access procedures. The Company’s facilities are located in San Francisco, California.

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

Initial Public Offering

In June 2015, the Company completed an initial public offering (the “IPO”) of its common stock. In connection with its IPO, the Company sold 4,600,000 shares of common stock at $12.00 per share for aggregate net proceeds of $47.2 million after underwriting discounts and commissions and offering costs incurred by the Company. These amounts include the exercise in full by the underwriters of their option to purchase up to 600,000 additional shares of common stock at the same price to cover over-allotments. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into 7,979,332 shares of common stock.

Upon the effectiveness of the Amended and Restated Certificate of Incorporation of the Company on June 18, 2015, the number of shares of capital stock the Company is authorized to issue was increased to 110,000,000 shares, of which 100,000,000 shares are common stock and 10,000,000 shares are preferred stock. Both the common stock and preferred stock have a par value of $0.001 per share. There are no shares of preferred stock outstanding at December 31, 2016.

Liquidity

The Company has incurred net losses from operations since inception and has an accumulated deficit of $146.2 million as of December 31, 2016.  The Company expects to incur additional losses and negative cash flows in the next twelve months as it seeks to continue to grow its business and transition to operating as a public company. Management believes that its cash and cash equivalents and short term investments at December 31, 2016 and additional funding, available under the credit and security agreement with MidCap Financial Trust (“MidCap”) will provide sufficient funds to enable the Company to meet its operating plan through at least the next twelve months.

The agreement, as disclosed in Note 13, was signed on March 10, 2017 and provides for up to $30 million in term loans, which are repayable in monthly installments, commencing April 1, 2019. The first term loan of $20 million was drawn down on March 10, 2017 and is subject to a financial covenant, based on revenue levels, to be met over the term of the agreement. The second term loan can only be drawn down assuming the Company meets a certain revenue target in a 12 month period prior to December 31, 2018, which is not anticipated to occur in the next 12 months. The Company, as required by the agreement, repaid in full its outstanding loan with Health Care Royalty Partners on March 10, 2017.

On July 1, 2016, the Company also filed a prospectus supplement for an at-the-market (“ATM”) program of up to $25 million. However, if the Company’s anticipated operating results are not achieved in future periods, additional debt or equity financing may need to be raised, or the Company may need to implement an approved plan to reduce planned expenditures.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Out-of-period and Other Adjustments

In the twelve-months ended December 31, 2015, the Company recorded an out-of-period adjustment to reverse revenue that the Company had originally recorded in the fourth quarter of 2014 associated with sales to a distributor for military facilities. The correction of this error resulted in an increase to the Company’s net loss of $302,000 for the twelve months ended December 31, 2015 and a corresponding decrease to accounts receivable. The distributor returned the underlying inventory, and the Company terminated the relationship with the distributor involved, and started working with a new distributor for military accounts.

In addition, during the twelve months ended December 31, 2015, the Company recorded an out-of-period adjustment to increase the fair value of the convertible preferred stock warrant liability, which was incorrectly valued at December 31, 2014 due to an error in the expected term assumption. The correction of this error resulted in an increase to the Company’s net loss of $370,000 for the twelve months ended December 31, 2015 and a corresponding increase to the convertible preferred stock warrant liability.

Management assessed the impact of these adjustments and did not believe the amounts were material to any prior period financial statements, and the impact of correcting these errors in the twelve months ended December 31, 2015 was not material to those financial statements. As a result, the Company did not restate any prior period amounts.

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

Short-Term Investments

All short-term investments are classified as “available-for-sale” and carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in interest and other income (expense), net, respectively, and are derived using the specific identification method for determining the cost of securities sold. Interest on available-for-sale securities is included in interest and other income (expense), net. Unrealized gains and losses and realized gains and losses on sale of short-term investments were not material for the years ended December 31, 2016, 2015, and 2014. The Company did not hold any short-term investments as of either December 31, 2015 and had total short investments of $10.7 million as of December 31, 2016.

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

The allowance for doubtful accounts balance was $300,000 and $158,000 as of December 31, 2016 and 2015, respectively. The Company has written off $6,000, $165,000 and $0 as uncollectible accounts receivables to the allowance for doubtful accounts during the twelve months ended December 31, 2016, 2015, and 2014, respectively.

Fair Value of Financial Instruments

Carrying amounts of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value due to their relatively short maturities. As of December 31, 2016 and 2015, based on Level 2 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s related party debt approximates its fair value.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk at December 31, 2016 and 2015 consist primarily of cash, which is held primarily by one domestic financial institution and exceeds federally insured limits, and cash equivalents. The Company manages its liquidity risk by investing in a variety of money market funds and corporate debt. This diversification of investments is consistent with the Company’s policy to maintain liquidity and ensure the ability to collect principal. All investments are made pursuant to corporate investment policy guidelines which restrict investments to issuers evaluated as creditworthy.

Significant customers are those which represent 10% or more of the Company’s total revenue for each period presented in the statements of operations and comprehensive loss or 10% or more of the Company’s net accounts receivable balance at each respective balance sheet date. As of and for the twelve months ended December 31, 2016 and 2015, the Company had no customers that represented 10% or more of its revenue or accounts receivable balances. There was one customer that represented 12% of total revenue for the twelve months ended December 31, 2014.

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

Warranty Obligations

The Company does not offer rights of return or price protection and has no post-delivery obligations other than its standard warranty which entitles the customer to return defective products for a period of one year after sale. The warranty liability was $50,000 as of December 31, 2016. Historical warranty costs have been insignificant.

Medical Device Excise Tax

In March 2010, the Affordable Care Act (the ACA) was signed into law which included a deductible 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, effective January 1, 2013. Subsequently, this excise tax was suspended effective January 1, 2016 through December 31, 2017.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date by one year, to an effective date for public entities for annual and interim periods beginning after December 15, 2017.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), to clarify certain aspects of the principal-versus-agent guidance in its new revenue recognition standard.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing to clarify on how to identify the performance obligations and the licensing implementation guidance in its new revenue recognition standard.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, to address certain issues identified by the Transition Resource Group, (the “TRG”) in the guidance on assessing collectability, presentation of sales tax, noncash consideration, and completed contracts and contracts modifications at transition.

The Company plans to adopt this standard on January 1, 2018 and is in the process of determining the potential effects of this new guidance on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for the annual and interim periods ended after December 15, 2016. The Company has adopted this accounting standard, which is reflected in its liquidity disclosure.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which permits companies to measure inventory at the lower of cost and realizable value. ASU No.2015-11 applies to all business entities and is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The Company currently plans to adopt this accounting standard in the first quarter of fiscal year 2017 and the standard is not expected to have a material impact on the Company’s financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU No. 2016-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company is in the process of evaluating the impact of the adoption of this new guidance on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02 – Leases (“ASC 842”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU No. 2016-09 is effective for public entities for annual periods beginning after December 15, 2016. The Company currently plans to adopt this accounting standard in the first quarter of fiscal year 2017 and the standard is not expected to have a material impact on the Company’s financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Statements. This update provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU No. 2016-13 is effective for public entities for annual periods beginning after December 15, 2019. The Company is in the process of evaluating the impact of this new guidance on its financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This update addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle.  ASU No. 2016-15 is effective for public entities for annual periods beginning after December 15, 2017. The Company is in the process of evaluating the impact of this new guidance on its financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is in the process of evaluating the impact of this new guidance on its financial statements.

3.FAIR VALUE MEASUREMENTS

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

The Company’s financial instruments consist of Level 1 and 2 assets and Level 3 liabilities. Level 1 assets consist primarily of highly liquid money market funds that are included in cash, cash equivalents, and restricted cash. Commercial Paper and corporate debt securities are classified in Level 2 of the fair value hierarchy because these valuation inputs are observable or market-corroborated.

Prior to the Company’s IPO, the Company had a convertible preferred stock warrant liability relating to certain prior year financings. See Note 8 for further discussion. Upon the IPO, in June 2015, all convertible preferred stock warrants were converted into common stock warrants and the company recorded expense of $136,000 relating to the change in fair value of this convertible preferred stock warrant. For the periods ended December 31, 2016 and December 31, 2015 respectively, the Company has no other Level 3 assets or liabilities.

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$18,755	$—	$—	$18,755
Commercial Paper	—	9,582	—	9,582
Corporate debt securities	—	9,533	—	9,533
	$18,755	$19,115	$—	$37,870

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$44,750	$—	$—	$44,750
	$44,750	$—	$—	$44,750

As of and for the twelve months ended December 31, 2016, the carrying value of the Company’s short term investments approximates its fair value. There were no short term investments held by the Company for the twelve months ended December 31, 2015 and no related unrecognized gains or losses.

4.BALANCE SHEET COMPONENTS

Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2016	2015
Raw materials	$699	$1,000
Work-in-process	1,144	798
Finished goods	3,209	3,384
Total inventory	$5,052	$5,182

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2016	2015
Prepaid expenses	$1,004	$907
Other	84	16
Total prepaid expenses and other current assets	$1,088	$923

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2016	2015
Computer equipment and software	$1,377	$1,341
Laboratory and manufacturing equipment	2,422	1,544
Furniture and fixtures	1,442	1,445
Leasehold improvements	7,153	7,106
Total property and equipment, gross	12,394	11,436
Less: accumulated depreciation and amortization	(4,108)	(2,241)
Total property and equipment, net	$8,286	$9,195

Depreciation and amortization expense was $2.0 million, $1.7 million, and $0.3 million during the years ended December 31, 2016, 2015, and 2014 respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Accrued payroll-related expenses	$5,301	$3,052
Accrued independent sales agent commissions	193	158
Accrued professional fees	246	373
Deferred rent	261	261
Other	350	370
Total accrued and other current liabilities	$6,351	$4,214

5.RELATED PARTY LOAN AGREEMENT

In February 2014, the Company entered into a loan agreement with HealthCare Royalty Partners (“HCRP”), a related party due to its equity ownership interest in the Company, and drew down the first tranche of $10.0 million. The second tranche associated with HCRP, of $5.0 million, was drawn down in March 2015.

Interest is payable quarterly at a fixed rate of 12.5% per annum with interest-only payments to be made from the effective date of the loan until March 31, 2017. Thereafter, the Company will make principal and interest payments until the maturity of the loan on December 31, 2020. The Company is permitted to make a voluntary prepayment in full, but not in part, prior to December 31, 2020, which prepayment must be made together with accrued and unpaid fixed interest on the amount prepaid and any additional amounts due in respect thereof, including an additional percentage of the aggregate loan amount or outstanding principal amount, depending on the date of prepayment. The Company’s obligations under the loan agreement are secured by a first priority security interest in all of the Company’s assets, other than bank accounts, accounts receivable and inventory. The loan agreement imposes customary affirmative and restrictive covenants, including with respect to fundamental transactions, the incurrence of additional indebtedness or liens and the payment of cash dividends, but does not include any financial covenants. The loan agreement contains a material adverse event clause which provides that an event of default will occur if, among other triggers, there occurs any circumstance that could reasonably be expected to result in a material adverse effect on the Company’s business, operations or condition, or on the Company’s ability to perform its obligations under the loan. The Company recorded interest expense of $2.0 million and $1.8 million on the loan, for the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, management does not believe that it is probable that the clause will be triggered within the next twelve months, and classified the debt as long-term excluding the portion relating to initial principal payments that are scheduled to be paid beginning March 2017. These principal payments have been reclassified into short term debt on the face of the balance sheet. The loan agreement also includes customary representations and warranties, events of defaults and termination provisions. As of December 31, 2016 and 2015, the Company was in compliance with all covenants.

In connection with the loan agreement, the Company issued HCRP a warrant to purchase 84,553 shares of Series E convertible preferred stock at $13.3052 per share. The warrant was recorded on the balance sheet on the date of issuance at its fair value of $572,000 and recorded as a reduction in the carrying value of the debt. Upon completion of the IPO in June 2015, this warrant automatically converted into a warrant to purchase 86,891 shares of common stock and the liability was reclassified to additional paid-in capital. The Company also paid $200,000 in debt issuance costs to HCRP, which were recorded as a debt discount. The total debt discount is being amortized as interest expense in the straight-line method over the term of the loan.

Future payments due under the Company’s loan agreements as of December 31, 2016 are as follows (in thousands):

Year ending December 31,
2017	3,305
2018	4,547
2019	5,601
2020	6,469
Thereafter	—
19,922
Less: Amount representing interest	(4,922)
Less: Amount representing debt discount	(377)
$14,623

6.DEBT

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

In connection with Tranche III, in July 2013, the Company granted SVB a warrant to purchase 11,294 shares of Series D convertible preferred stock at $12.395 per share. The warrant was recorded on the balance sheet on the date of issuance at its fair value of $23,000 and recorded as a reduction in the carrying value of the debt. This debt discount was initially amortized to interest expense over the term of the agreement, resulting in an effective interest rate of approximately 13.3% per annum, until the repayment of Tranche III in February 2014 at which time the remaining unamortized balance of the debt discount of $19,000 was recognized in interest expense, together with a prepayment penalty of $50,000 and the unamortized portion of the balloon interest payment of $143,000. Upon completion of the IPO on June 2015, all convertible preferred warrants automatically converted into warrants to purchase shares of common stock and the liability was reclassified to additional paid-in capital.

In February 2015, the Company entered into an accounts receivable credit facility with Silicon Valley Bank (SVB) that permits the borrowing of the lesser of $7.5 million or an amount representing up to 80% of eligible accounts receivable. The credit facility terminates in February 2018 and the Company’s obligations under the credit facility are secured by a first priority security interest in the Company’s bank accounts, accounts receivable, and inventory. Interest on borrowed amounts is payable monthly at the prime rate plus 0.75%. The credit facility imposes customary affirmative and restrictive covenants, including with respect to fundamental transactions, changes to the Company’s business, the incurrence of additional indebtedness or liens and the payment of dividends, but does not include any financial covenants. In addition, the credit facility states that if the Company maintains a net cash balance, defined as unrestricted cash held with SVB less any borrowings on the revolving line of credit, of more than $3.0 million, then all collections will be deposited in the Company’s operating account. If the net cash balance is below $3.0 million, then all collections will be held in an SVB-controlled account and applied to reduce the loan balance. The credit facility also includes customary representations and warranties, events of defaults and termination provisions. As of December 31, 2016, the Company has not drawn down on the credit facility.

7.COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases manufacturing and office space in San Francisco, California, under a non-cancelable operating lease entered into in May 2014. The lease commencement date was November 1, 2014 and the lease expires on October 31, 2024. At the inception of the lease, the Company provided the landlord with a security deposit of $1.1 million in the form of an irrevocable letter of credit, which was recorded in restricted cash on the balance sheet at both December 31, 2016 and December 31, 2015.

Rent expense is recognized on a straight-line basis over the term of the leases and accordingly, the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Incentives granted under the Company’s facilities leases, including allowances to fund leasehold improvements, are deferred and are recognized as adjustments to rental expense on a straight-line basis over the term of the lease. The Company is entitled to a $2.6 million tenant allowance in connection with the lease entered into in November 2014. The Company has utilized the entire $2.6 million allowance in connection with the qualified costs as of December 31, 2014 and was fully reimbursed by the landlord as of December 31, 2015. The allowance has been recorded on the balance sheet as a leasehold improvement and is being amortized over the term of the lease as a reduction to rent expense.

The following table summarizes the Company’s future minimum lease payments as of December 31, 2016 (in thousands):

Year ending December 31:
2017	$2,114
2018	2,178
2019	2,243
2020	2,310
2021	2,380
Thereafter	7,131
Total	$18,356

The Company’s rent expense was $2.0 million, $2.0 million and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Legal Proceedings

On February 27, 2017, a purported stockholder class action titled Paciga v. Invuity, Inc., et al., Case No. 3:17-cv-01005, was filed in the United States District Court for the Northern District of California against the Company, its Chief Executive Officer, and its Chief Financial Officer. The complaint alleges that the defendants made false or misleading statements to investors regarding the Company’s business prospects. The complaint purports to assert claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and the Securities Exchange Commission Rule 10b-5 on behalf of a purported class consisting of all purchasers of the Company’s common stock between July 19, 2016 and November 3, 2016, and seeks unspecified compensatory damages, attorney fees and costs, and other relief. The Company intends to defend the litigation vigorously. Based on information currently available, the Company has determined that the amount of any possible loss or range of possible loss is not reasonably estimable.

In addition, the Company is, and from time to time may become, involved in legal proceedings arising from the ordinary course of its business. Management is currently not aware of any matters that will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Indemnifications

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. The Company currently has directors’ and officers’ insurance. To date, the Company has not paid any claims, and the Company believes that the estimated fair value of these indemnification obligations is minimal and it has not accrued any amounts for these obligations.

8.WARRANTS

Common Stock Warrants

In March 2010, the Company issued a warrant to purchase 3,532 shares of common stock at an exercise price of $1.30 per share to a third party in exchange for recruiting services. The Company recorded the warrants in equity at their fair value of $3,000 on the date of issuance using the Black-Scholes option-pricing model. The warrant was fully exercisable upon grant and expired upon the Company’s IPO in June 2015.

Preferred Stock Warrants

In conjunction with various financings between 2008 and 2014, the Company issued warrants to purchase 130,540 shares of convertible preferred stock. The relative fair value of these warrants was determined using the Black-Scholes model and was amortized to interest expense over the term of each loan, unless subsequently modified. All convertible preferred stock warrants were classified as liabilities on the balance sheet at their estimated fair value because the shares underlying the warrants could obligate the Company to transfer assets to the holders at a future date under certain circumstances such as a deemed liquidation event. The warrants were subject to re-measurement at each balance sheet date and the change in fair value, if any, was recognized as interest and other income, net in the statements of operations and comprehensive loss. The Company adjusted the liability for changes in fair value until the completion of its IPO, at which time all convertible preferred stock warrants were converted into 137,007 warrants to purchase common stock and the liability was reclassified to additional paid-in capital.

The Company recorded a loss of $472,000 and a gain of $522,000 during the years ended December 31, 2015 and 2014, respectively, relating to the change in fair value of the convertible preferred stock warrant liability.

9.CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

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

10.STOCK OPTION PLANS

In April 2015, the Company’s board of directors approved the 2015 Equity Incentive plan (the “2015 Plan”), effective June 11, 2015, covering incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted stock, restricted stock awards (“RSU”), stock appreciation rights and performance units that may be granted to employees, directors and consultants. In connection with the approval of the 2015 Plan, all remaining shares available for future award under the 2005 Stock Option Plan (the “2005 Plan”) were transferred to the 2015 Plan, and the 2005 Plan was terminated. The number of shares initially authorized for issuance under the 2015 Plan was 1,494,272 plus 169,529 shares remaining available for future awards under the Company’s 2005 Plan. Any options under the 2005 Plan or 2015 Plan (collectively “the Plans”) that expire or otherwise terminate will revert to the 2015 Plan and again become available for issuance.

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

As of December 31, 2016, there were 3,776,263 shares authorized for issuance under the Plans of which 1,198,856 were available for grant. In the event of stock splits and stock dividends, the Board of Directors may increase or decrease proportionately the number of shares and the exercise (purchase) price per share deliverable to the 2015 Plan participants. In the event of a merger in which the Company is not the surviving entity or sale of substantially all the Company’s assets, all outstanding options must be either assumed or substituted by the surviving corporation, or may be required to be exercised or settled.

The following table summarizes stock option activity and related information:

		Options Outstanding
			Weighted-
			Average
	Options		Exercise	Aggregate
	Available	Options	Price Per	Intrinsic
	for Grant	Outstanding	Share	Value
				(in thousands)
Balances at December 31, 2015	1,406,439	2,038,787	$6.69	$7,504
Options authorized	669,617	—
Options granted	(963,052)	963,052	$7.14
Options exercised	—	(274,582)	$2.67
Options forfeited	281,657	(281,657)	$10.61
Balances at December 31, 2016	1,394,661	2,445,600	$6.86	$2,920
Options exercisable—December 31, 2016		1,083,571	$5.15	$2,385
Options vested and expected to vest—December 31, 2016		2,303,316	$6.74	$2,894

The intrinsic value is the difference between the estimated fair value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options. The aggregate intrinsic value of options exercised was $2.3 million, $796,000, and $310,000 for the years ended December 31, 2016, 2015, and 2014 respectively. The weighted-average grant-date fair value of options granted during the years ended December 31, 2016, 2015 and 2014 was $3.43, $4.82, and $5.99 per share, respectively.

As of December 31, 2016 and 2015, the weighted-average remaining contractual life of options outstanding was 7.5 and 7.8 years, respectively, and for options vested and expected to vest, was 7.5 and 7.7 years, respectively.

The options outstanding, vested and currently exercisable by exercise price under the 2015 Plan at December 31, 2016 are as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Exercise		Exercise
	Number of	Contractual	Price Per	Number of	Price Per
Exercise Price	Options	Life (years)	Share	Options	Share
$1.30-2.78	249,745	3.9	$1.44	248,885	$1.44
$3.15	655,436	6.8	$3.15	501,010	$3.15
$4.81-7.32	550,183	7.9	$6.53	44,782	$6.82
$7.45-11.1	398,248	8.7	$8.33	78,727	$9.03
$11.10-13.00	393,822	8.5	$11.54	143,747	$11.36
$13.47-14.25	139,808	8.8	$14.12	35,514	$14.15
$15.91	58,358	8.1	$15.91	30,906	$15.91
	2,445,600	7.5	$6.86	1,083,571	$5.15

RSU activity for the year ended December 31, 2016, was as follows:

		Weighted		Weighted
		Average	Aggregate	Average
		Remaining	Intrinsic	Grant Date
	Shares	Contractual Term	Value	Fair Value
			(In thousands)
Balances at December 31, 2015	—			$—
Awarded	221,807			$6.93
Released	(64,000)			$4.87
Forfeited	(26,000)			$7.45
Balances at December 31, 2016	131,807	$1.98	$758	$7.82
Awards vested and expected to vest—December 31, 2016	114,766	$1.84	$660	$7.86

Early Exercise of Stock Options

The 2005 Plan allowed for the granting of options that may be exercised before the options have vested. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment or services, at the price paid by the purchaser. The Company’s right to repurchase these shares generally lapses 1/48 of the original grant date amount per month over four years. At December 31, 2016 and 2015, there were 2,661 and 8,648 shares of common stock outstanding, respectively, subject to the Company’s right of repurchase at a weighted-average price of $2.59 and $2.49 per share, respectively.

Employee Stock-Based Compensation

Stock-based compensation expense recognized during the years ended December 31, 2016, 2015, and 2014, includes compensation expense for stock-based awards granted to employees based on the grant date fair value of $2.2 million, $1.1 million, and $0.6 million respectively.

As of December 31, 2016 and 2015, there were total unamortized compensation costs of $5.0 million and $4.1 million, respectively related to unvested stock options which the Company expects to recognize over a period of approximately 3.1 years and 3.6 years, respectively.

On April 30, 2014, the Company modified the terms of 348,871 vested and unvested stock option awards by reducing their exercise price from $4.81 to $3.15 per share. There was no change in any of the other terms of the option awards. The modification resulted in an incremental value of $226,000 being allocated to the options, of which $158,000 was recognized to expense immediately based on options that were vested at the time of the modification. The remaining incremental value of $68,000 attributable to unvested shares is being recognized over their remaining vesting term of which $1,300 is still unvested as of December 31, 2016.

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

Since the Company’s IPO in June 2015, the fair value of the Company’s common stock is based on the closing price of its common stock, as quoted on the NASDAQ Global Market, on the date of grant. In addition to the value determined by the board and closing price on NASDAQ Global Market, the fair value is estimated using the assumptions below. Each of these inputs is subjective and its determination generally requires significant judgment.

	Year Ended December 31,
	2016	2015	2014
Expected term (in years)	5.0–6.0	5.0–6.0	6
Expected volatility	50%	35–50%	35 – 38%
Risk-free interest rate	1.24–2.26%	1.31–1.89%	1.80 – 1.93%
Dividend yield	—%	—%	—%

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

Expected Forfeiture Rate. The Company is required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period that the estimates are revised.

Non-Employee Stock-Based Compensation

Stock-based compensation expense related to non-employee awards was $121,000, $103,000 and $57,000 during the years ended December 31, 2016, 2015, and 2014, respectively.

Total Stock-Based Compensation

The following table summarizes total stock-based compensation expense for the years ended December 31, 2016, 2015, and 2014, which was included in the statements of operations as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of goods sold	$133	$89	$23
Selling, general and administrative	1,751	860	547
Research and development	419	300	93
Total stock-based compensation expense	$2,303	$1,249	$663

11.INCOME TAXES

The Company has incurred net operating losses for the years ended December 31, 2016, 2015 and 2014, therefore has no provision for income taxes recorded for such years. For the years ended December 31, 2016, 2015 and 2014, the Company generated losses before taxes in the United States of $40.6 million, $37.6 million and $20.7 million, respectively and no foreign income or losses. The Company’s deferred tax assets are offset by a full valuation allowance.

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
Tax at statutory federal rate	34%	34%	34%
State taxes, net of federal benefit	3.5	0.4	3.8
Tax credits	1.2	0.9	1.3
Change in valuation allowance	(37.7)	(33.9)	(37.8)
Other	(1.0)	(1.4)	(1.3)
Provision for income taxes	0.0%	0.0%	(0.0)%

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2016	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$49,261	$35,474	$23,574
Research and development	1,343	986	782
Accrued liabilities and other	1,567	935	590
Stock-based compensation	823	485	259
Fixed assets	477	219	100
Tenant improvement allowance	744	836	970
Total deferred tax assets	54,215	38,935	26,275
Valuation allowance	(54,215)	(38,935)	(26,275)
Net deferred tax assets	$—	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $15.2 million, $12.7 million and $7.5 million for the years ended December 31, 2016, 2015 and 2014, respectively, and there were no releases of the valuation allowance in these years.

As a result of certain realization requirements of ASC 718, Compensation — Stock Compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2016 and December 31, 2015, that arose directly from tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by approximately $1.0 million if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized.

As of December 31, 2016, the Company had net operating loss (“NOL”) carryforwards (before tax effects) for federal and state income tax purposes of $131.9 million and $87.4 million, respectively. These federal and state NOL carryforwards will begin to expire in 2026 and 2017, respectively, if not utilized. In addition, the Company has federal and state research and development tax credit carryforwards of $1.0 million and $1.2 million, respectively, to offset future income tax liabilities. The federal research and development tax credits will begin to expire in 2024, if not utilized, while the state research and development tax credit can be carried forward indefinitely.

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

A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2016, 2015, and 2014 is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$329	$261	$209
Additions for tax positions taken in current year	124	86	69
Reductions for tax positions taken in prior years	(5)	(18)	(17)
Balance at end of year	$448	$329	$261

The unrecognized tax benefits, if recognized, would not have an impact on the Company’s effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. The Company does not expect a material change to its unrecognized tax benefits over the next 12 months.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. Management determined that no accrual for interest and penalties was required as of December 31, 2016, 2015, and 2014, respectively.

The Company’s tax years 2005-2016 will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any NOL or research and development credits.

12.NET LOSS PER COMMON SHARE

The following table sets forth the computation of the basic and diluted net loss per share during the years ended December 31, 2016, 2015, and 2014 (in thousands, except share and per share data):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net loss	$(40,609)	$(37,570)	$(20,662)
Denominator:
Weighted-average common shares outstanding	14,869,691	7,619,696	673,573
Less: weighted-average unvested common shares subject to repurchase	(1,190)	(13,524)	(20,378)
Weighted-average shares used to compute net loss per common share, basic and diluted	14,868,501	7,606,172	653,195
Net loss per common share, basic and diluted	$(2.73)	$(4.94)	$(31.63)

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

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding:

	Year Ended December 31,
	2016	2015	2014
Convertible preferred stock on an as-converted basis	-	-	6,246,196
Options to purchase common stock	2,445,600	2,038,789	1,379,503
Restricted Stock Units	131,807	-	-
Warrants to purchase common stock	137,007	137,007	3,532
Warrants to purchase convertible preferred stock on an as-converted basis	-	-	134,570
Total	2,714,414	2,175,796	7,763,801

13 SUBSEQUENT EVENTS

On March 10, 2017, the Company entered into a credit and security agreement with MidCap, as agent, for up to $30.0 million in term loans. Under the terms of the agreement, the Company borrowed the first term loan of $20.0 million (“Tranche 1”) at closing and will be eligible for an additional term loan of $10.0 million (“Tranche 2”) which can be drawn down prior to December 31, 2018, subject to certain terms and conditions. The term loans accrue interest at a floating rate equal to 6.50% per annum, plus the greater of (i) 1.5% or (ii) one month Libor. Interest shall accrue on the date of the commencement of funding and is payable in arrears on the first day of each month. Principal is payable in 36 equal monthly installments beginning April 1, 2019 until paid in full on March 1, 2022. The Company used $17.2 million of the $20.0 million Tranche 1 term loan to pay off in full the HCRP loan and associated prepayment fees.

The Company also entered into a separate credit and security agreement with MidCap that provides for a revolving credit facility of up to $10.0 million based on the eligible accounts receivable and inventory balances. The Company may increase the total commitments under the revolving credit facility by up to an additional $10.0 million, subject to certain conditions. Loans under the revolving credit facility accrue interest at a floating rate equal to 3.25% per annum, plus the greater of (i) 1.5% or (ii) one month LIBOR. Interest is payable in arrears on the first day of each month subsequent to the draw down date. The facility terminates in full on March 1, 2022 unless terminated earlier. This new revolving credit facility replaces the Company’s $7.5 million accounts receivable credit facility that existed with SVB, under which no principal or interest was outstanding. Pursuant to the SVB credit facility, the Company paid a termination fee in an amount equal to $150,000.

The term loan facility and the revolving credit facility are secured by substantially all of the Company’s assets, including intellectual property. In addition, under the terms of the agreement, the Company is required to meet certain covenants which if the Company is unable to meet, or if the Company does not make its payments, the Company may be found in default and all obligations may be accelerated and become immediately due and payable upon the sole election of the lenders. The Company must also comply with a financial covenant relating to certain quarterly minimum Net Revenue (as defined in the credit agreements) requirements on a trailing twelve month basis.

In connection with the term loan facility, the Company agreed to issue to each lender warrants to purchase shares of the Company’s common stock upon the drawdown of each tranche in an aggregate amount equal to 2.0% of the amount drawn, divided by the exercise price per share for that tranche. In connection with the Tranche 1 term loan, the Company issued warrants to purchase an aggregate of 50,618 shares of the Company’s common stock, at an exercise price equal to $7.90 per share. If the Company borrows the Tranche 2 term loan, it must issue additional warrants to the Tranche 2 lenders in accordance with the formula used to calculate the number of shares subject to the Tranche 1 warrants.

SUPPLEMENTARY FINANCIAL DATA (unaudited)

The following table presents selected unaudited financial data for each of the eight quarters in the two-year period ended December 31, 2016. The selected quarterly financial data should be read in conjunction with the Company's financial statements and the related notes and Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations." This information has been derived from the Company's unaudited financial statements that, in management's opinion, reflect all recurring adjustments necessary to fairly state this information when read in conjunction with the Company's financial statements and the related notes appearing in the section entitled " Financial Statements and Supplementary Data," Net loss per share-basic and diluted, for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

Statements of Operations Data:

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(in thousands except share and per share data)
Revenue	$9,356	$8,478	$8,223	$6,404
Gross profit	6,948	6,259	6,132	4,298
Loss from operations	(9,074)	(8,346)	(9,637)	(11,623)
Net loss	$(9,549)	$(8,821)	$(10,129)	$(12,110)
Net loss per common share, basic and diluted	$(0.56)	$(0.56)	$(0.76)	$(0.90)
Weighted-average shares used to compute net loss per common share, basic and diluted	14,868,501	15,690,785	13,404,007	13,392,976

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(in thousands except share and per share data)
Revenue	$6,246	$5,595	$4,748	$4,442
Gross profit	4,119	3,561	2,898	2,720
Loss from operations	(9,567)	(8,661)	(8,866)	(8,113)
Net loss	$(10,055)	$(9,138)	$(9,346)	$(9,031)
Net loss per common share, basic and diluted	$(0.76)	$(0.69)	$(3.20)	$(12.84)
Weighted-average shares used to compute net loss per common share, basic and diluted	13,307,031	13,292,849	2,919,823	703,637

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

ITEM 9A.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act refers to controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Limitations on Effectiveness of Controls

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13(a)-15(d) and 15d-15(d) under the Exchange Act that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting. This evaluation was based on the framework established in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework established in “Internal Control-Integrated Framework” (2013), our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

This Annual Report on Form 10-K does not include an attestation report on our internal control over financial reporting of our independent registered public accounting firm. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

ITEM 9B.OTHER INFORMATION

Given the timing of the event, the following information is included in this Form 10-K pursuant to Item 1.01 “Entry into a Material Definitive Agreement,” Item 1.02 “Termination of a Material Definitive Agreement” and Item 2.03 “Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K in lieu of filing a Form 8-K.

On March 10, 2017 (the “Closing Date”), the Company entered into (i) a Credit and Security Agreement (Term Loan) (the “Term Loan Credit Agreement”), by and among the Company, MidCap Financial Trust (“MidCap”), as agent, and MidCap affiliates and (ii) a Credit and Security Agreement (Revolving Loan) (the “Revolving Loan Credit Agreement”, and together with the Term Loan Credit Agreement, the “Credit Agreements”), by and among the Company, MidCap, as agent, and MidCap Affiliates.

The Term Loan Credit Agreement provides a secured term loan facility in an aggregate principal amount of up to $30.0 million. The Company borrowed the first advance of $20.0 million (“Tranche 1”) on March 10, 2017. Under the terms of the Term Loan Credit Agreement, following the Company’s satisfaction of certain conditions described in the Term Loan Credit Agreement, including the Company achieving, measured on a trailing twelve month basis, Net Revenue, as defined in the Term Loan Credit Agreement, the Company may, at its option, borrow a second advance of $10.0 million (“Tranche 2”). Upon achieving such Net Revenue milestone, Tranche 2 is available to be borrowed from the time such milestone is achieved to the earlier of (i) the 180th day after achieving such milestone and (ii) December 31, 2018.

Tranche 1 was used to repay in full all outstanding amounts and fees due under the Company’s (i) Loan Agreement, dated as of February 28, 2014, by and between the Company and Healthcare Royalty Partners II, L.P., as amended (the “HCRP Loan Agreement”) and (ii) Loan and Security Agreement, dated as of February 11, 2015, by and between the Company and Silicon Valley Bank (the “SVB Loan Agreement”). Pursuant to the HCRP Loan Agreement, the Company repaid principal and interest in an aggregate amount equal to approximately $15.4 million and a prepayment fee in an amount equal to $1.8 million. Pursuant the SVB Loan Agreement, no principal or interest was outstanding and the Company paid a termination fee in an amount equal to $150,000. All obligations under the HCRP Loan Agreement and SVB Loan Agreement have terminated. For more information about the HCRP Loan Agreement and the SVB Loan Agreement, see Note 5, “Related Party Loan Agreement” and Note 6, “Debt,” respectively, to our financial statements included elsewhere in this Annual Report on Form 10-K. The proceeds remaining from Tranche 1 and, if borrowed, the proceeds from Tranche 2 will be used for working capital and general corporate purposes.

Tranche 1 and Tranche 2 each bear interest at a floating rate equal to 6.50% per annum, plus the greater of (i) 1.5% or (ii) one month Libor. Interest on each term loan advance is due and payable monthly in arrears. Principal on each term loan advance is payable in 36 equal monthly installments beginning April 1, 2019 until paid in full on March 1, 2022.   Prepayments of the Term Loan Credit Agreement, in whole or in part, will be subject to early termination fees in an amount equal to 4.0% of principal prepaid if prepayment occurs on or prior to the first anniversary of the Closing Date, 3.0% of principal prepaid in prepayment occurs after the first anniversary of the closing of the Closing Date but on or prior to the second anniversary of the Closing Date and 2.0% of principal prepaid if prepayment occurs after the second anniversary of the Closing Date and prior to the maturity date.

The Company is also required to pay customary fees under the Term Loan Credit Agreement, including an origination fee of $150,000 on the Closing Date, and a monthly agency fee in an amount equal to 0.25% per annum based upon the average daily used portion of the term loan facility. Upon termination of the Term Loan Credit Agreement, the Company is required to pay an exit fee equal to 4.25% of the principal amount of all term loans advanced to the Company under the Term Loan Credit Agreement.

The Revolving Loan Credit Agreement provides a secured revolving loan facility in an aggregate principal amount of up to $10.0 million. The Company may increase the total commitments under the Revolving Loan Credit Agreement by up to an additional $10.0 million, subject to certain conditions. Availability under the Revolving Loan Credit Agreement will be based upon a borrowing base formula and periodic borrowing base certifications valuing certain of the Company’s accounts receivable and inventory, as reduced by certain reserves, if any. There were no amounts outstanding under the Revolving Loan Credit Agreement on the Closing Date. The proceeds of any loans under the Revolving Loan Credit Agreement may be used for working capital and general corporate purposes.

Loan under the Revolving Loan Credit Agreement accrue interest at a floating rate equal to 3.25% per annum, plus the greater of (i) 1.5% or (ii) one month LIBOR. Accrued interest on the revolving loans will be paid monthly and revolving loans may be borrowed, repaid and reborrowed until March 1, 2022, when all outstanding amounts must be repaid.  Termination of or reductions in revolving loan commitment amounts under the Revolving Loan Credit Agreement, in whole or in part, will be subject to termination fees in an amount equal to 3.0% of the commitment amount terminated or reduced if such termination or reduction occurs on or prior to the first anniversary of the Closing Date, 2.0% of the commitment amount terminated or reduced if such termination or reduction occurs after the first anniversary of the closing of Closing Date but on or prior to the second anniversary of the Closing Date and 1.0% of the commitment amount terminated or reduced if such termination or reduction occurs after the second anniversary of the Closing Date and prior to the maturity date.

In connection with the Revolving Line Credit Agreement, the Company is required to pay customary fees, including an origination fee of 0.50% of the commitment amount, a monthly unused line fee of 0.50% per annum based upon the average daily unused portion of the revolving loan facility and a monthly collateral management fee of 0.50% per annum based upon the average daily used portion of the revolving loan facility. The Company is also required to maintain a minimum drawn balance of not less 30% of availability under the revolving line. If the Company does not maintain such minimum drawn balance, it is required to pay monthly interest and fees as if an amount equal to 30% of availability had been drawn down under the revolving line.

The Company’s obligations under the Credit Agreements are secured by a security interest on substantially all of its assets, including intellectual property. Additionally, the Company’s future subsidiaries, if any, may be required to become co-borrowers or guarantors under the credit facilities.

The Credit Agreements contain customary affirmative covenants and customary negative covenants limiting the Company’s ability and the ability of the Company’s subsidiaries, if any, to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The Company must also comply with a financial covenant relating to certain quarterly minimum Net Revenue, as defined in the Credit Agreements, requirements on a trailing twelve month basis.

The Credit Agreements also contain customary events of default including, among others, payment defaults, breaches of covenants defaults, a material adverse change default, bankruptcy and insolvency defaults, cross defaults with certain material indebtedness, judgment defaults, and inaccuracies of representations and warranties defaults. Upon an event of default, agent and the lenders may declare all or a portion of the Company’s outstanding obligations to be immediately due and payable and exercise other rights and remedies provided for under the agreement. During the existence of an event of default, interest on the obligations could be increased by 2.0%.

In connection with the Term Loan Credit Agreement, the Company agreed to issue to each lender under the Term Loan Credit Agreement warrants to purchase shares of the Company’s common stock upon the drawdown of each advance in an aggregate amount equal to 2.0% of the amount drawn, divided by the exercise price per share for that tranche.  The exercise price per share is equal to the volume-weighted average closing price for the ten business days immediately preceding the two business days before the issue date. As a result of Tranche 1, the Company issued warrants to purchase an aggregate of 50,618 shares of the Company’s common stock, at an exercise price equal to $7.90 per share (the “Tranche 1 Warrants”). If the Company borrows Tranche 2 under the Term Loan Credit Agreement, the Company must issue additional warrants to the Tranche 2 lenders under the Term Loan Credit Agreement in accordance with the formula used to calculate the number of shares subject to the Tranche 1 Warrants. The warrants are immediately exercisable and expire on the earlier to occur of the tenth anniversary of the respective issue date or the closing of a merger, sale or other consolidation transactions in which the consideration is cash, stock of a publicly traded acquirer, or a combination thereof.

The foregoing descriptions of the Credit Agreements and the Tranche 1 Warrants are not complete and are subject to and qualified in their entirety by reference to the Term Loan Credit Agreement, the Revolving Loan Credit Agreement, and each of the Tranche 1 Warrants, copies of which are filed as Exhibits 10.6, 10.7, 4.7, 4.8 and 4.9, respectively, to this Annual Report on Form 10-K and are incorporated herein by reference.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be included in our Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, or the SEC, within 120 days of the fiscal year ended December 31, 2016, and is incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION.

The information required by this item will be set forth in our Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be set forth in our Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be set forth in our Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be set forth in our Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

With the exception of the information incorporated in Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K, our Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016 is not deemed “filed” as part of this Annual Report on Form 10-K.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

1.  Financial Statements

Our Financial Statements are listed in the “Index to Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

2.  Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements and the related notes thereto.

3.  Exhibits

The documents listed in the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K are incorporated by reference or are filed or furnished with this Annual Report on Form 10-K, in each case as indicted therein (numbered in accordance with Item 601 of Regulation S-K).

ITEM 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized

Invuity, Inc.

Date: March 16, 2017	By:	/s/ Philip Sawyer
Philip Sawyer
President and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Philip Sawyer	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2017
Phillip Sawyer

/s/ James Mackaness	Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	March 16, 2017
James Mackaness

/s/ Eric Roberts	Director	March 16, 2017
Eric Roberts

/s/ Reza Zadno	Director	March 16, 2017
Reza Zadno

/s/ Randall Lipps	Director	March 16, 2017
Randall Lipps

/s/ Gregory Lucier	Director	March 16, 2017
Gregory Lucier

/s/ William Burke	Director	March 16, 2017
William Burke

EXHIBIT INDEX

Exhibit Footnote	Exhibit Number	Exhibit Description

(2)	3.1	Amended and Restated Certificate of Incorporation.

(2)	3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.

(2)	3.3	Amended and Restated Bylaws of the Registrant.

(1)	4.1	Specimen Common Stock certificate of the Registrant.

(1)	4.2	Fourth Amended and Restated Investor Rights Agreement, dated February 6, 2015, as amended on March 4, 2015, by and among the Registrant and certain of its stockholders.

(1)	4.3	Warrant to purchase shares of Series B convertible preferred stock issued to Lighthouse Capital Partners VI, L.P., dated September 15, 2008.

(1)	4.4	Warrant to purchase shares of Series C convertible preferred stock issued to Silicon Valley Bank, dated December 17, 2010.

(1)	4.5	Warrant to purchase shares of Series D convertible preferred stock issued to Silicon Valley Bank, dated July 25, 2013.

(1)	4.6	Warrant to purchase shares of Series E convertible preferred stock issued to HealthCare Royalty Partners II, L.P., dated February 28, 2014.

	4.7*	Warrant to Purchase Stock, dated as of March 10, 2017, by Invuity, Inc. in favor of MidCap Funding VII Trust.

	4.8*	Warrant to Purchase Stock, dated as of March 10, 2017, by Invuity, Inc. in favor of Apollo Investment Corporation.

	4.9*	Warrant to Purchase Stock, dated as of March 10, 2017, by Invuity, Inc. in favor of Flexpoint MCLS Holdings LLC.

(1)	10.1	Form of Indemnification Agreement for directors and executive officers.

(1)	10.2+	Invuity, Inc. 2005 Stock Incentive Plan and form of agreements thereunder.

(1)	10.3+	Executive Incentive Compensation Plan of the Registrant.

(1)	10.4+	2015 Equity Incentive Plan and forms of agreements thereunder.

(1)	10.5	Office Lease Agreement, dated May 9, 2014, by and between the Registrant and 444 De Haro VEF VI, LLC, as amended on November 7, 2014.

	10.6*	Credit and Security Agreement (Term Loan), dated as of March 10, 2017, by and among Invuity, Inc., MidCap Financial Trust, as Agent, and the lenders party thereto.

	10.7*	Credit and Security Agreement (Revolving Loan), dated as of March 10, 2017, by and among Invuity, Inc., MidCap Financial Trust, as Agent, and the lenders party thereto.

Exhibit Footnote	Exhibit Number	Exhibit Description

(3)	10.8+	Executive Employment Agreement, dated May 10, 2016, by and between the Registrant and Philip Sawyer.

(3)	10.9+	Executive Change of Control Agreement, dated May 10, 2016, by and between the Registrant and Philip Sawyer.

(3)	10.10+	Executive Severance Agreement, dated May 10, 2016, by and between the Registrant and Philip Sawyer.

(1)	10.11+	Executive Employment Agreement, dated May 19, 2015, by and between the Registrant and Doug Heigel.

(1)	10.12+	Executive Employment Agreement, dated May 19, 2015, by and between the Registrant and Paul O. Davison.

(4)	10.13+	Executive Employment Agreement, dated July 28, 2015, by and between the Registrant and James Mackaness.

(3)	10.14+	Executive Change of Control Agreement, dated May 10, 2016, by and between the Registrant and James Mackaness.

(3)	10.15+	Executive Severance Agreement, dated May 10, 2016, by and between the Registrant and James Mackaness.

	23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

	24.1*	Power of Attorney (included in signature page hereto).

	31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS*	XBRL Instance Document

	101.SCH*	XBRL Taxonomy Extension Schema Document

	101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

+Indicates management contract or compensatory plan.

†These certification attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K, are deemed “furnished” and not “filed” with the Securities and Exchange Commission and are not incorporated by reference into any filing of Invuity, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

(1)Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-203505) filed with the SEC and incorporated herein by reference.

(2)Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2015 and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 20, 2016 and incorporated herein by reference.

(4) Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 25, 2016 and incorporated herein by reference.