Form 10-K/A
period 2016-12-31
Invuity, Inc.
filed 2017-03-20
CIK 1393020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission File Number 001-37417

INVUITY, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3803169
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

444 De Haro Street

San Francisco, CA 94107

(415) 665-2100

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2016.

Explanatory Note

Invuity, Inc. (the “Company”) is filing this Amendment No. 1 to the Annual Report on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission on March 16, 2017 (the “Original 10-K”). This Amendment is being filed solely to correct an administrative error in the content of Exhibit 23.1, Consent of PricewaterhouseCoopers LLP (the “Consent”). The Consent in the Original 10-K incorrectly identified the date of the report of PricewaterhouseCoopers LLP included in the Original 10-K. A new consent with corrected information is filed as an exhibit attached hereto.

Except for the foregoing, the Original 10-K remains unchanged. This Amendment does not reflect any events occurring after the filing of the Original 10-K nor does it modify or otherwise update in any way disclosures made in the Original 10-K. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Original 10-K.

This Amendment is an exhibit-only filing. Except for the filing of Exhibit 23.1, this Amendment does not otherwise update any exhibits as originally filed.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

Exhibit Footnote	Exhibit Number	Exhibit Description

(2)	3.1	Amended and Restated Certificate of Incorporation.

(2)	3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.

(2)	3.3	Amended and Restated Bylaws of the Registrant.

(1)	4.1	Specimen Common Stock certificate of the Registrant.

(1)	4.2	Fourth Amended and Restated Investor Rights Agreement, dated February 6, 2015, as amended on March 4, 2015, by and among the Registrant and certain of its stockholders.

(1)	4.3	Warrant to purchase shares of Series B convertible preferred stock issued to Lighthouse Capital Partners VI, L.P., dated September 15, 2008.

(1)	4.4	Warrant to purchase shares of Series C convertible preferred stock issued to Silicon Valley Bank, dated December 17, 2010.

(1)	4.5	Warrant to purchase shares of Series D convertible preferred stock issued to Silicon Valley Bank, dated July 25, 2013.

(1)	4.6	Warrant to purchase shares of Series E convertible preferred stock issued to HealthCare Royalty Partners II, L.P., dated February 28, 2014.

(5)	4.7	Warrant to Purchase Stock, dated as of March 10, 2017, by Invuity, Inc. in favor of MidCap Funding VII Trust.

(5)	4.8	Warrant to Purchase Stock, dated as of March 10, 2017, by Invuity, Inc. in favor of Apollo Investment Corporation.

(5)	4.9	Warrant to Purchase Stock, dated as of March 10, 2017, by Invuity, Inc. in favor of Flexpoint MCLS Holdings LLC.

(1)	10.1	Form of Indemnification Agreement for directors and executive officers.

(1)	10.2+	Invuity, Inc. 2005 Stock Incentive Plan and form of agreements thereunder.

(1)	10.3+	Executive Incentive Compensation Plan of the Registrant.

(1)	10.4+	2015 Equity Incentive Plan and forms of agreements thereunder.

(1)	10.5	Office Lease Agreement, dated May 9, 2014, by and between the Registrant and 444 De Haro VEF VI, LLC, as amended on November 7, 2014.

(5)	10.6	Credit and Security Agreement (Term Loan), dated as of March 10, 2017, by and among Invuity, Inc., MidCap Financial Trust, as Agent, and the lenders party thereto.

(5)	10.7	Credit and Security Agreement (Revolving Loan), dated as of March 10, 2017, by and among Invuity, Inc., MidCap Financial Trust, as Agent, and the lenders party thereto.

(3)	10.8+	Executive Employment Agreement, dated May 10, 2016, by and between the Registrant and Philip Sawyer.

(3)	10.9+	Executive Change of Control Agreement, dated May 10, 2016, by and between the Registrant and Philip Sawyer.

(3)	10.10+	Executive Severance Agreement, dated May 10, 2016, by and between the Registrant and Philip Sawyer.

(1)	10.11+	Executive Employment Agreement, dated May 19, 2015, by and between the Registrant and Doug Heigel.

(1)	10.12+	Executive Employment Agreement, dated May 19, 2015, by and between the Registrant and Paul O. Davison.

(4)	10.13+	Executive Employment Agreement, dated July 28, 2015, by and between the Registrant and James Mackaness.

(3)	10.14+	Executive Change of Control Agreement, dated May 10, 2016, by and between the Registrant and James Mackaness.

(3)	10.15+	Executive Severance Agreement, dated May 10, 2016, by and between the Registrant and James Mackaness.

	23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

(5)	24.1	Power of Attorney.

	31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(6)	32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(5)	101.INS	XBRL Instance Document

(5)	101.SCH	XBRL Taxonomy Extension Schema Document

(5)	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

(5)	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(5)	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

(5)	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*      Filed herewith.

+     Indicates management contract or compensatory plan.

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

(5)   Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2017 and incorporated herein by reference.

(6)   Furnished as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2017 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Francisco, California, on the 20th day of March 2017.

INVUITY, INC.

By:	/s/ Philip Sawyer
Philip Sawyer
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Philip Sawyer	President, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2017
Phillip Sawyer

/s/ James Mackaness	Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	March 20, 2017
James Mackaness

*	Director	March 20, 2017
Eric Roberts

*	Director	March 20, 2017
Reza Zadno

*	Director	March 20, 2017
Randall Lipps

*	Director	March 20, 2017
Gregory Lucier

*	Director	March 20, 2017
William Burke

* By:	/s/ James Mackaness
James Mackaness
Attorney-in-Fact