Form 10-Q
period 2017-03-31
Invuity, Inc.
filed 2017-04-27
CIK 1393020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐   No ☒

The number of shares of the registrant’s Common Stock outstanding as of April 24, 2017 was 16,974,586.

i

PART I—Financial Information

ITEM 1. Financial Statements.

INVUITY, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$24,958	$28,300
Short-term investments	9,519	10,737
Restricted cash - current	181	181
Accounts receivable, net	6,076	5,782
Inventory	5,913	5,052
Prepaid expenses and other current assets	835	1,088
Total current assets	47,482	51,140
Restricted cash	909	909
Property and equipment, net	8,086	8,286
Total assets	$56,477	$60,335
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,259	$2,192
Accrued and other current liabilities	5,984	6,351
Short-term debt	3,000	1,362
Total current liabilities	12,243	9,905
Deferred rent	2,685	2,721
Long-term debt	19,301	13,261
Total liabilities	34,229	25,887
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value—10,000,000 shares authorized at March 31, 2017 and December 31, 2016, no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value—100,000,000 shares authorized at March 31, 2017 and December 31, 2016 16,971,664 and 16,950,940 shares issued and outstanding at March 31, 2017 and December 31, 2016	17	17
Additional paid-in capital	181,664	180,647
Accumulated deficit	(159,433)	(146,216)
Total stockholders’ equity	22,248	34,448
Total liabilities and stockholders’ equity	$56,477	$60,335

See accompanying notes to unaudited condensed financial statements.

INVUITY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Revenue	$9,023	$6,404
Cost of goods sold	2,099	2,106
Gross profit	6,924	4,298
Operating expenses:
Research and development	2,428	2,601
Selling, general and administrative	14,853	13,320
Total operating expenses	17,281	15,921
Loss from operations	(10,357)	(11,623)
Interest expense	(487)	(505)
Interest income	57	36
Other expense, net	(127)	(18)
Loss on extinguishment of debt	(2,303)	—
Net loss and comprehensive loss	$(13,217)	$(12,110)
Net loss per common share, basic and diluted	$(0.78)	$(0.90)
Weighted-average shares used to compute net loss per common share, basic and diluted	16,958,332	13,392,976

See accompanying notes to unaudited condensed financial statements.

INVUITY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(13,217)	$(12,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	497	484
Stock-based compensation	722	432
Non-cash interest expense	3	35
Payment of original issue discount	(782)	—
Non-cash portion of extinguishment loss	352	—
Accretion of premium on marketable securities	18	—
Recovery for doubtful accounts	(16)	(11)
Changes in operating assets and liabilities:
Accounts receivable	(278)	(432)
Inventory	(861)	(393)
Prepaid expenses and other current assets	253	141
Accounts payable	1,053	(650)
Accrued and other current liabilities	(487)	363
Deferred rent	(36)	(19)
Net cash used in operating activities	(12,779)	(12,160)
Cash flows from investing activities
Purchases of property and equipment	(288)	(290)
Maturities of marketable securities	1,200	—
Net cash provided by (used in) investing activities	912	(290)
Cash flows from financing activities
Proceeds from revolving credit facility	3,000	—
Proceeds from issuance of long-term debt, net of issuance costs	19,701	—
Payments of long-term debt - related party	(14,193)	—
Proceeds from issuance of common stock upon exercise of stock options	17	18
Net cash provided by financing activities	8,525	18
Net decrease in cash and cash equivalents	(3,342)	(12,432)
Cash and cash equivalents, beginning of period	28,300	46,296
Cash and cash equivalents, end of period	$24,958	$33,864
Supplemental disclosures of cash flow information
Interest paid to related party	$457	$469
Non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued liabilities at period end	$39	$32

See accompanying notes to unaudited condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.           Organization and Description of Business

Invuity, Inc. (the “Company”) was incorporated in California on November 29, 2004 and reincorporated in Delaware in May 2015. The Company is a commercial-stage medical technology company that utilizes its proprietary Intelligent Photonics technology to develop single-use and reusable illuminated surgical devices, which provide surgeons with illumination and direct visualization of surgical cavities during minimal access procedures. The Company’s manufacturing, development and management facilities are located in San Francisco, California.

Liquidity

The Company has incurred net losses from operations since inception and has an accumulated deficit of $159.4 million as of March 31, 2017.  The Company expects to incur additional losses and negative cash flows for the foreseeable future. Management believes that its cash and cash equivalents at March 31, 2017 and additional funding, available under the new loan and security agreement with MidCap Financial Trust, and their affiliates (“ MidCap,”) will provide sufficient funds to enable the Company to meet its operating plan through at least the next twelve months.  In addition, in July 1, 2016, the Company filed a prospectus supplement for an at-the-market offering (“ATM”) program of up to $25,000,000. However, if the Company’s anticipated operating results are not achieved in future periods, additional debt or equity financing may need to be raised, or planned expenditures may need to be reduced.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10‑Q and Rule 10‑01 of Regulation S‑X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2016 and filed with the U.S. Securities and Exchange Commission (the “SEC”). The accompanying year-end balance sheet was derived from the audited financial statements included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2016. The results for the three months ended March 31, 2017 are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable and accounts payable, approximate fair value due to their relatively short maturities. As of March 31, 2017 and December 31, 2016, based on Level 2 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s long-term debt approximates its fair value.

Customer Concentration

Significant customers are those which represent 10% or more of the Company’s total revenue for each period presented in the condensed statements of operations and comprehensive loss or 10% or more of the Company’s net accounts receivable balance at each respective balance sheet date. As of and for the year ended December 31, 2016 and the three months ended March 31, 2017 and 2016 the Company had no customers that represented 10% or more of its revenue or accounts receivable balances.

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

Recent Accounting Pronouncements

•

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014‑09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, FASB issued ASU No. 2015‑14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date by one year, to an effective date for public entities for annual and interim periods beginning after December 15, 2017.

•

In August 2014, the FASB issued ASU No. 2014‑15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company has adopted this accounting standard, which is reflected in its liquidity disclosure.

•

In July 2015, the FASB issued ASU No. 2015‑11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which permits companies to measure inventory at the lower of cost and realizable value. ASU 2015‑11 applies to all business entities and is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its financial statements.

•

In March 2016, the FASB issued ASU No. 2016‑08, Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), to clarify certain aspects of the principal-versus-agent guidance in its new revenue recognition standard.

•

In April 2016 the FASB issued ASU No. 2016‑10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing to clarify on how to identify the performance obligations and the licensing implementation guidance in its new revenue recognition standard.

The Company is in the process of evaluating the impact of this new guidance on its financial statements.

•

In May 2016, the FASB issued ASU No. 2016‑12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, to address certain issues identified by the Transition Resource Group, (the “TRG”) in the guidance on assessing collectability, presentation of sales tax, noncash consideration, and completed contracts and contracts modifications at transition.

•

In January 2016, the FASB issued ASU No. 2016‑01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU No. 2016‑01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The adoption of this standard in the current quarter did not have a material impact on the Company’s financial statements.

•

In February 2016, the FASB issued ASU No. 2016‑02—Leases (“ASC 842”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance on its financial statements.

•

In March 2016 the FASB issued ASU No. 2016‑09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU No. 2016‑09 is effective for public entities for annual periods beginning after December 15, 2016.

As a result of adopting ASU No. 2016‑09, the Company has made an accounting policy election to account for forfeitures as they occur. This change has been applied on a modified retrospective basis, with no material impacts on the Company’s financial statements. The adoption of ASU No. 2016‑09 also requires excess tax benefits and tax deficiencies be recorded in the income statement as opposed to additional paid‑in capital when the awards vest or are settled, and has been applied on a prospective basis with no impact on the financial statements as of and for the three months ended March 31, 2017. As a result of the adoption, the Company's increased its total NOLs by $1.0 million on January 1, 2017 related to deferred tax assets that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting purposes. This amount is fully offset by the valuation allowance.

The adoption of ASU No. 2016‑09 related to the accounting for minimum statutory withholding tax requirements and cash paid by an employer when directly withholding shares for tax-withholding purposes had no impact on the Company's current consolidated financial statements or on any prior period financial statements presented.

•

In June 2016, the FASB issued ASU No. 2016‑13, Measurement of Credit Losses on Financial Statements. This update provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU No. 2016‑13 is effective for public entities for annual periods beginning after December 15, 2019. The Company is in the process of evaluating the impact of this new guidance on its financial statements.

•

In August 2016, the FASB issued ASU No. 2016‑15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This update addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (“COLIs”) (including bank-owned life insurance policies (“BOLIs”); distributions received from equity method investees; beneficial “interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle.  ASU No. 2016‑15 is effective for public entities for annual periods beginning after December 15, 2017. The Company is in the process of evaluating the impact of this new guidance on its financial statements.

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

The Company’s financial instruments consist of Level 1 and 2 assets. Level 1 assets consist primarily of highly liquid money market funds that are included in cash, cash equivalents, and restricted cash. Commercial Paper and corporate debt securities are classified in Level 2 of the fair value hierarchy because these valuation inputs are observable or market-corroborated.

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$18,338	$—	$—	$18,338
Commercial paper	—	3,598	—	3,598
Corporate debt securities	—	6,996	—	6,996
	$18,338	$10,594	$—	$28,932

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$18,755	$—	$—	$18,755
Commercial paper	—	9,582	—	9,582
Corporate debt securities	—	9,533	—	9,533
	$18,755	$19,115	$—	$37,870

As of and for the three months ended March 31, 2017 and December 31, 2016, the carrying value of the Company’s short term investments approximates its fair value.

4.            Balance sheet components

Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Raw materials	$917	$699
Work-in-process	1,428	1,144
Finished goods	3,568	3,209
Total inventory	$5,913	$5,052

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Computer equipment and software	$1,437	$1,377
Laboratory and manufacturing equipment	2,659	2,422
Furniture and fixtures	1,442	1,442
Leasehold improvements	7,153	7,153
Total property and equipment, gross	12,691	12,394
Less: accumulated depreciation and amortization	(4,605)	(4,108)
Total property and equipment, net	$8,086	$8,286

Depreciation and amortization expense was $0.5 million for both of the three months ended March 31, 2017 and 2016.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Accrued payroll-related expenses	$4,111	$5,301
Accrued independent sales agent commissions	131	193
Accrued professional fees	1,107	246
Deferred rent	261	261
Other	374	350
Total accrued and other current liabilities	$5,984	$6,351

5.           Debt

On March 10, 2017, the Company entered into a credit and security agreement with MidCap, as agent, for up to $30.0 million in term loans. Under the terms of the agreement, the Company borrowed the first term loan of $20.0 million (“Tranche 1”) at closing and will be eligible for an additional term loan of $10.0 million (“Tranche 2”) which can be drawn down prior to December 31, 2018, subject to the Company meeting a certain revenue target prior to that date. The term loans accrue interest at a floating rate equal to 6.50% per annum, plus the greater of (i) 1.5% or (ii) one month Libor. Interest shall accrue on the date of the commencement of funding and is payable in arrears on the first day of each month. Principal is payable in 36 equal monthly installments beginning April 1, 2019 until paid in full on March 1, 2022. The Company used $17.2 million of the $20.0 million Tranche 1 term loan to pay off in full the outstanding $15.0 million loan with Health Care Royalty Partners including a $1.8 million prepayment fee and $0.4 million in interest.

The Company also entered into a separate credit and security agreement with MidCap that provides for a revolving credit facility of up to $10.0 million based on the eligible accounts receivable and inventory balances. The Company may increase the total commitments under the revolving credit facility by up to an additional $10.0 million, subject to the company meeting a certain revenue target prior to that date. Loans under the revolving credit facility accrue interest at a floating rate equal to 3.25% per annum, plus the greater of (i) 1.5% or (ii) one month LIBOR. Interest is payable in arrears on the first day of each month subsequent to the draw down date. The facility terminates in full on March 1, 2022 unless terminated earlier. As of March 31, 2017, the Company had drawn down $3.0 million under the revolving credit facility. This new revolving credit facility replaced the Company’s $7.5 million accounts receivable credit facility that existed with Silicon Valley Bank, (“SVB”) which, the Company terminated during the quarter and paid a termination fee of $150,000.

The term loan facility and the revolving credit facility are secured by substantially all of the Company’s assets, including intellectual property. In addition, under the terms of the agreement, the Company is required to meet certain covenants which if the Company is unable to meet, or if the Company does not make its payments, the Company may be found in default and all obligations may be accelerated and become immediately due and payable upon the sole election of the lenders. The Company must also comply with a financial covenant relating to certain quarterly minimum Net Revenue (as defined in the credit agreements) requirements on a trailing twelve month basis. As of March 31, 2017, the Company was in compliance with all required covenants.

In connection with the term loan facility, the Company agreed to issue to each lender warrants to purchase shares of the Company’s common stock upon the drawdown of each tranche in an aggregate amount equal to 2.0% of the amount drawn, divided by the exercise price per share for that tranche. In connection with the Tranche 1 term loan, the Company issued warrants to purchase an aggregate of 50,618 shares of the Company’s common stock, at an exercise price equal to $7.90 per share. If the Company borrows the Tranche 2 term loan, it must issue additional warrants to the Tranche 2 lenders in accordance with the formula used to calculate the number of shares subject to the Tranche 1 warrants. These warrants, considered Level 3 in the fair value hierarchy, were fair valued at $279,000 upon issuance using a Black-Scholes valuation model. The assumptions used in the Black-Scholes model consisted of a 10 year contractual term, interest free rate of 2.58%, dividend yield of 0.0% and volatility of 60.0%. The fair value upon issuance did not materially differ from the fair value at March 31, 2017. The warrants were capitalized as a discount to the initial $20.0 million term loan and will be amortized as interest expense over the term of the agreement which is approximately five years.

6.           Stock Option Plans

In April 2015, the Company’s board of directors and stockholders approved the 2015 Equity Incentive plan (the “2015 Plan”), effective June 11, 2015, covering incentive stock options, nonstatutory stock options and restricted stock awards that may be granted to employees, directors and consultants.

During the three months ended March 31, 2017, the Company granted to employees 597,180 options with a weighted average grant date fair value of $6.50 per share. This included 268,000 options granted to certain executive officers with a market-based condition. The 268,000 options were valued at an aggregate value of $0.7 million using the Monte Carlo Simulation model, which will be amortized over three years from the date of grant.

The aggregate intrinsic value of options exercised was $29,000 and $56,000 for the three months ended March 31, 2017 and 2016, respectively. The weighted-average remaining contractual life of options outstanding was 7.5 years as of March 31, 2017 and December 31, 2016. For vested and expected to vest options, the weighted-average remaining contractual life was 7.5 years as of both March 31, 2017 and December 31, 2016.

For the three month period ended March 31, 2017 and 2016, the Company also granted to certain executive officers 71,500 and 143,000 restricted stock-based units, or RSUs, at a grant date fair value of $6.50 and $7.45 per share, respectively. The RSUs have a range of vesting terms from four to five years.

Stock‑Based Compensation

The fair value of stock options granted to employees is amortized on a straight-line basis over the requisite service period of the award. Stock‑based compensation related to stock options granted to non-employees is recognized as the stock options are earned. The Company recognized total employee-related stockbased compensation expense of $0.7 million and $0.4 million for the three months ended March 31, 2017 and March 31, 2016, respectively. In addition, the Company recognized non-employee stock-based compensation expense of $67,000 and $23,000 for the three months ended March 31, 2017 and March 31, 2016, respectively.

The following table summarizes stock‑based compensation expense related to stock options and restricted stock units for the three months ended March 31, 2017 and 2016 included in the condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of goods sold	$45	$26
Selling, general and administrative	532	99
Research and development	145	307
Total stock-based compensation expense	$722	$432

As of March 31, 2017, unrecognized compensation expense related to unvested options was $5.8 million, which the Company expects to recognize on a straight‑line basis over a weighted‑average period of 3.0 years. Unrecognized compensation expense related to unvested RSUs was $1.0 million, which the Company expects to recognize on a straight‑line basis over a weighted‑average period of 3.9 years.

7.           Net Loss per Common Share

As the Company generated net losses for all the periods presented, all potentially dilutive common securities are determined to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss	$(13,217)	$(12,110)
Denominator:
Weighted-average common shares outstanding	16,960,172	13,399,949
Less: weighted-average unvested common shares subject to repurchase	(1,840)	(6,973)
Weighted-average shares used to compute net loss per common share, basic and diluted	16,958,332	13,392,976
Net loss per common share, basic and diluted	$(0.78)	$(0.90)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share for the three months ended March 31, 2017 and 2016 because their inclusion would be anti‑dilutive:

	Three Months Ended
	2017	2016
Options to purchase common stock	2,964,802	2,618,303
Restricted stock units	178,507	130,000
Warrants to purchase common stock	187,625	137,007
Total	3,330,934	2,885,310

8.           Commitments and Contingencies

On February 27, 2017, a purported stockholder class action titled Paciga v. Invuity, Inc., et al., Case No. 3:17‑cv‑01005, was filed in the United States District Court for the Northern District of California against the Company, its Chief Executive Officer, and its Chief Financial Officer. The complaint alleges that the defendants made false or misleading statements to investors regarding the Company’s business prospects. The complaint purports to assert claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and the Securities Exchange Commission Rule 10b-5 on behalf of a purported class consisting of all purchasers of the Company’s common stock between July 19, 2016 and November 3, 2016, and seeks unspecified compensatory damages, attorney fees and costs, and other relief. The Company intends to defend the litigation vigorously. Based on information currently available, the Company has determined that the amount of any possible loss or range of possible loss is not reasonably estimable.

The Company is, and from time to time may become, involved in legal proceedings arising from the ordinary course of its business. Management is currently not aware of any matters that will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10‑Q, and together with our audited financial statements and the related notes included in our Annual Report on Form 10‑K for the period ended December 31, 2016. Historic results are not necessarily indicative of future results. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10‑Q.

We also use our investor relations website as a channel of distribution for important company information. Important information, including press releases, analyst presentations and financial information regarding us, as well as corporate governance information, is routinely posted and accessible on our investor relations website. Information on or that can be accessed through our websites is not part of this Quarterly Report on Form 10‑Q.

Overview

We are a commercial-stage medical technology company pioneering the use of advanced photonics to provide surgeons with improved direct visualization of surgical cavities during minimal access surgical procedures. We integrate our Intelligent Photonics® technology platform into our single-use and reusable advanced surgical devices to address some of the critical intracavity illumination and visualization challenges facing surgeons today. We utilize our proprietary advance photonics technology to develop optical waveguides that direct and shape thermally cool, brilliant light into broad, uniform and volumetric illumination of the surgical target. We believe that improving a surgeon’s ability to see critical anatomical structures can lead to better clinical and aesthetic outcomes, improved patient safety and reduced surgical time and healthcare costs. We are also using our advanced photonics technology to develop new devices and modalities to broaden the application and adoption of minimal access procedures and enable new advanced surgical techniques. Notably, in September 2016, we received U.S. Food and Drug Administration, or FDA, 510(k) clearance of, PhotonBladeTM ,  a dynamic precision illuminator with enhanced energy delivery. The PhotonBlade is a first-of-its-kind device, delivering directed, thermally-cool illumination at the precise point of surgical treatment in conjunction with a novel energy platform allowing for precise tissue cutting and coagulation with minimal tissue damage. As such, PhotonBlade represents a new category of Intelligent Photonics® and strategically expands our current product portfolio. We initiated a limited launch of the PhotonBlade device in the first quarter of 2017 and will incorporate feedback from initial users with a goal of launching the product more broadly in the middle of 2017.

Photonics is the science and technological applications of light. We have applied advanced principles of photonics to develop our Intelligent Photonics® technology platform, which enables the transmission, management and manipulation of light in surgical procedures. Our initial application of this technology is integrated into our family of proprietary optical waveguides. Our waveguides are sophisticated devices that rely on the principles of optics to shape and direct light. They are coupled to a modified fiber optic cable and are designed to work with the standard xenon or light-emitting diode, or LED, light sources typically found and utilized in the operating room. Our optical waveguides are incorporated into surgical devices, including our customized line of illuminated surgical retractors, handheld illuminated aspiration devices, drop-in intracavity illuminators and, most recently, PhotonBlade. Our handheld illuminated aspiration devices, drop-in intracavity illuminator, and PhotonBlade are single-use products. Our retractors are reusable, but utilize a single-use optical waveguide with each procedure.

We currently sell our devices in the United States, primarily through a direct sales force. We had 69 direct sales representatives as of March 31, 2017, and overtime we expect to continue to expand our direct sales force and marketing organization to further penetrate and expand the market by demonstrating the benefits of our advanced photonics technology platform to surgeons. Although our sales and marketing efforts are directed at surgeons because they are the primary users of our technology, the hospitals where surgical procedures are performed are our customers, as they typically are responsible for making the decisions to purchase our devices. Our currently marketed devices are commonly treated as general supplies utilized in surgery. As a result, the hospital or surgical center receives a single reimbursement from the third-party payor that is intended to cover the overall cost of treatment, including the cost of devices used during the procedure, as well as the overhead cost associated with the facility where the procedure is performed. There is no separate reimbursement for our devices.

In addition to marketing and selling our existing products, we are engaged in ongoing research and development. Our research and development efforts are focused on developing new devices and modalities to broaden the application and adoption of open minimal access procedures and enable new advanced surgical techniques. Our manufacturing involves the combined utilization of our internal manufacturing resources and expertise, approved suppliers and contract manufacturers. We outsource the manufacture of components, subassemblies and certain finished devices that are produced to our specifications and shipped to our facilities in San Francisco, California for final assembly or inspection, and certification. Finished products are stored at and distributed from our facility. We believe our facility is sufficient to support our operations and that suitable facilities would be available to us should our operations require it.

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

Recent revenue growth has been driven by the growth of our sales and marketing infrastructure and increased surgeon awareness of the benefits of our advanced photonics technology platform over traditional surgical lighting options in the operating room. We are pursuing a number of strategies that we believe will enable us to continue to grow. Our products have broad applicability to open, smaller incision surgeries which we estimate to be approximately 40% of all surgical procedures in the United States. We are targeting our sales and marketing efforts to surgeons for the following women’s health clinical applications: breast cancer and breast reconstruction surgery, gynecology and thyroid surgery. Additional applications include procedures for electrophysiology, spine, orthopedic, cardiothoracic and general surgery. Although we have made progress towards our goals there are still many areas for growth. To achieve these goals, we are focused on the following initiatives to continue to drive revenue growth:

•

Leveraging our unique marketing programs that align with hospital initiatives including safety, patient outcomes and patient satisfaction, for example our Hidden Scar Surgery Program and Safety Program;

•	Cross selling within our initial target markets and developing adjacent surgical specialties to broaden our clinical applicability; and.
•	Introducing new products to support our ability to expand our clinical application, including the launch of PhotonBlade.

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

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily production volumes, manufacturing costs and product yields, adjustments to inventory reserves and the implementation of cost-reduction strategies. Gross margin on our current product portfolio, may increase over the long term as our production volume increases and we are able to spread the fixed portion of our manufacturing overhead costs over a larger number of units produced, thereby reducing our per unit manufacturing costs; however this positive trend may be offset by new product introductions, notably the PhotonBlade, as new products are produced at low volumes which may result in lower margins as component costs are usually higher at lower volumes. Therefore, our gross margin will likely fluctuate from quarter to quarter in the near term.

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

Selling, General and Administrative Expenses

Our selling, general and administrative, or SG&A, expenses consist primarily of personnel costs including salaries, sales commissions, bonuses and stock compensation for sales, executives, and administrative personnel. Other significant SG&A expenses include independent sales agent commissions, conferences, trade shows, promotional activities including trunk stock expenses associated with the sales team demonstrating our products, professional fees for legal and accounting services, consulting fees, insurance costs and travel expenses.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest income earned on our cash, cash equivalents and marketable securities, and the fair value re-measurement related to our outstanding common stock warrants, which have been accounted for as a discount to our MidCap debt and will be marked-to-market at each future reporting period.

Loss on Extinguishment of Debt

Loss on extinguishment of debt consists primarily of prepayment penalties in association with the early payment of our loan with HealthCare Royalty Partners, or HCRP, in addition to the write-off of original debt issuance costs, discounts and unamortized warrant expense in association with this loan agreement.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Revenue
Single use devices	$7,048	$4,789
Reusable retractors	1,124	1,151
Sales to third party medical device manufacturers	549	217
Accessories	302	247
Total revenue	9,023	6,404
Cost of Revenue	2,099	2,106
Gross Profit	$6,924	$4,298
Gross Margin	76.7%	67.1%

Revenue, cost of goods sold, gross profit and gross margin were as follows for the periods presented

Revenue increased $2.6 million, or 41%, to $9.0 million during the three months ended March 31, 2017, compared to $6.4 million during the three months ended March 31, 2016. The growth in revenue was attributable to an increase in unit sales as a result of selling our products to new customers and also selling more units to existing customers. These increases were driven by the expansion of our direct sales force and the success of our marketing programs, notably our Hidden Scar for Breast Cancer Surgery. The number of our direct sales representatives increased from 67 as of March 31, 2016 to 69 as of March 31, 2017 and the number of customers ordering our devices increased from approximately 555 in the first quarter of 2016 to approximately 770 in the first quarter of 2017.

Cost of goods sold remained flat year over year at approximately $2.1 million. While the number of units sold increased, the devices sold in 2017 compared to 2016 are being produced at a lower cost per unit.

Gross margin for the three months ended March 31, 2017 was 76.7% compared to 67.1% for the comparable period in 2016. The increase in gross margin is primarily attributable to economies of scale as we manufacture larger quantities of product and therefore allocate a smaller portion of our overhead expenses to each product and the introduction of our Eikon LT retractor series at the beginning of 2016 which has completely replaced its predecessor, the Eikon retractor series. The Eikon LT series is made from a non-conductive reinforced polymer which eliminates the risk of burns due to arcing from electrosurgical devices and is lighter in weight and has a lower material cost compared to our Eikon retractor, which we stopped marketing in 2017.

Operating Expenses

	Three Months Ended March 31,
	2017		2016
		% of		% of
	Amount	Revenue	Amount	Revenue
	(In thousands)		(In thousands)
Operating Expenses
Research and development	$2,428	27%	$2,601	41%
Selling general and administrative	14,853	165%	13,320	208%
Total operating expenses	$17,281	192%	$15,921	249%

Research and development expenses: expenses decreased by nearly $0.2 million, or 7%, to $2.4 million during the quarter ended March 31, 2017, compared to $2.6 million during the quarter ended March 31, 2016. The decrease in expenses was primarily attributable to the decrease in expenses associated with the PhotonBlade which was released for commercial sale in early 2017.

Selling, general and administrative expenses: expenses increased by approximately $1.5 million, or 12%, to $14.8 million during the quarter ended March 31, 2017, compared to $13.32 million during the quarter ended March 31, 2016. The increase in expenses was primarily attributable to a $1.5 million increase in professional service fees as well as an increase of $0.5 million in personnel related fees, such as payroll, and a $0.2 million increase in consulting fees. These increases were offset by a decrease in sales and marketing of $0.4 million, and a decrease of $0.3 million in travel and entertainment expenses.

Interest expense, interest, and other income (expense):

Non-operating items, including interest expense, interest, and other expense, were as follows for the periods presented:

	Three Months Ended March 31,
	2017		2016
		% of		% of
	Amount	Revenue	Amount	Revenue
	(In thousands)		(In thousands)

Interest expense	$(487)	(5)%	$(505)	(8)%
Interest income	57	1	36	1
Other expense, net	(127)	(1)	(18)	(0)
Loss on extinguishment of debt	(2,303)	(26)	—	-
Total	$(2,860)	(32)%	$(487)	(8)%

Interest expense and interest income remained constant during the quarter ended March 31, 2017, compared to the quarter ended March 31, 2016. In March 2017, we recorded an expense of $2.3 million in association with the extinguishment of our loan with HCRP. This expense included a $1.8 million prepayment penalty, approximately $0.4 million in expense relating to the immediate recognition of debt discounts that were being amortized over the term of the original loan, and a $150,000 fee for ending our access to our Silicon Valley Bank, or SVB, credit facility.

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

There have been no material changes in our critical accounting policies during the three months ended March 31, 2017, as compared to those disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report filed on Form 10‑K filed with the SEC on March 16, 2017.

Liquidity and Capital Resources

We have incurred net losses from operations since inception and have an accumulated deficit of $159.4 million as of March 31, 2017. We expect to incur additional losses and negative cash flows in the next 12 month period as we seek to continue to grow our business. Management believes that our cash, cash equivalents, and short term investments at March 31, 2017 and additional funding, available under the new loan and security agreement with MidCap Financial Trust and their affiliates, or MidCap, will provide sufficient funds to enable us to meet our operating plan through at least the next 12 months.

The agreement was signed on March 10, 2017 and provides for up to $30 million in term loans, which are repayable in monthly installments, commencing April 1, 2019. The first term loan of $20 million was drawn down on March 10, 2017 and is subject to a financial covenant, based on revenue levels, to be met over the term of the agreement. As of March 31, 2017, the Company was in compliance with all required covenants. The second term loan can only be drawn down assuming we meet a certain revenue target in a 12 month period prior to December 31, 2018, which is not anticipated to occur in the next 12 months. In addition, we drew down $3.0 million under the revolving credit facility. We, as required by the agreement, repaid in full our outstanding loan with HCRP on March 10, 2017. In addition, in July 2016 we filed a prospectus supplement for an at-the-market or ATM program of up to $25.0 million. However, if our anticipated operating results are not achieved in future periods, additional debt or equity financing may need to be raised, or we may need to implement an approved plan to reduce planned expenditures.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Net cash (used in) provided by:

Operating activities	$(12,779)	$(12,160)
Investing activities	912	(290)
Financing activities	8,525	18
Net decrease in cash and cash equivalents	$(3,342)	$(12,432)

During the three months ended March 31, 2017, net cash used in operating activities was $12.8 million, which consisted of a net loss of $13.2 million plus offsetting non-cash adjustments of 0.8 million. In addition, our accounts payable balance increased by $1.1 million due, in part, to the timing of payments made during the quarter and was partially offset by a decrease in our accrued liabilities of $0.5 million. The increase to our inventory balances of $0.8 million was driven by the increase in our business as we ramped up manufacturing in preparation for the coming year. In addition, our accounts receivable balance increased by $0.3 million in-line with our increased sales. During the three months ended March 31, 2016, net cash used in operating activities was $12.2 million, which consisted of a net loss of $12.0 million, adjusted by small non-cash charges and changes in our net operating assets. The increase in our accounts receivable and inventory balances were driven by the increase in our overall business and were offset by a reduction in our prepaid expenses and accounts payable balances.

During the three months ended March 31, 2017, net cash provided by investing activities was primarily due to maturities of marketable securities. During the three months ended March 31, 2016, net cash used in investing activities was due to capital expenditures to purchase property and equipment in connection with our San Francisco facility.

During the three months ended March 31, 2017, net cash provided by financing activities was from the issuance of $20.0 million in new long term debt under our agreement with MidCap, partially offset by the repayment of the outstanding loan balance with HCRP. In addition, we drew down $3.0 million under the revolving credit facility. The 2016 proceeds are from cash received from the exercise of options.

We believe that our existing cash and cash equivalents and short-term investments as of March 31, 2017, and future borrowings available under our MidCap credit facility will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Our expected future capital requirements may depend on many factors including customer sales, the expansion of our sales force, and the timing and extent of spending on the development of our technology to increase our product portfolio. We may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings and collaborative arrangements with corporate partners. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third-parties, it may be necessary to relinquish some rights to our technologies or our devices, or grant licenses on terms that are not favorable to us.

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

Contractual Obligations

During the three months ended March 31, 2017 there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10‑K filed with the SEC on March 16, 2017.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents, and short term investments of $34.5 million and $39.0 million as of March 31, 2017 and December 31, 2016, respectively, which consist of bank deposits and money market funds.

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

As of March 31, 2017 and December 31, 2016, we had total outstanding net debt of $22.3 million and $14.6 million, respectively. Our loans with MidCap that were outstanding as of March 31, 2017 accrue interest at a floating rate equal to 6.50% per annum, plus the greater of (i) 1.5% or (ii) one month Libor for the term loans, and 3.35% for the revolving credit facility. Our loan with HCRP that was outstanding as of December 31, 2016 carried a fixed interest rate equal to 12.5%. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on our financial statements.  See Note 5, “Debt”, of the Notes to Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q for more details.

Foreign Currency Risk

As of March 31, 2017, our business has been almost entirely conducted in U.S. dollars, but we expect to expand sales to Asia and Europe. As we being to conduct transactions in foreign currencies, we may become increasingly subject to foreign currency risks related to our revenue and operating expenses denominated in currencies other than the United States Dollar. As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act refers to controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10‑Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13(a)‑15(d) and 15d‑15(d) under the Exchange Act that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On February 27, 2017, a purported stockholder class action titled Paciga v. Invuity, Inc., et al., Case No. 3:17‑cv‑01005, was filed in the United States District Court for the Northern District of California against us, our Chief Executive Officer, and our Chief Financial Officer. The complaint alleges that the defendants made false or misleading statements to investors regarding our business prospects. The complaint purports to assert claims for violation of Sections 10(b) and 20(a) of the Exchange Act of 1934, and SEC Rule 10b‑5 on behalf of a purported class consisting of all purchasers of  our common stock between July 19, 2016 and November 3, 2016, and seeks unspecified compensatory damages, attorney fees and costs, and other relief. We intend to defend the litigation vigorously. Based on information currently available, we have determined that the amount of any possible loss or range of possible loss is not reasonably estimable.

In addition, we are, and from time to time we may become, involved in legal proceedings arising from the ordinary course of our business. Management is currently not aware of any matters that will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10‑Q, including our financial statements and the related notes thereto, before making a decision to invest in our common stock. The realization of any of the following risks could materially and adversely affect our business, financial condition, operating results and prospects. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Industry

We have a history of significant operating losses and expect to continue to incur losses in the future. If we do not achieve and sustain profitability, our financial condition and stock price could suffer.

We have experienced significant operating losses, and we expect to continue to incur operating losses for the next several years as we implement additional initiatives designed to grow our business, including, among other things, increasing sales and developing new devices. We incurred net losses of $13.2 million for the quarter ended March 31, 2017 and $40.6 million and $37.6 million for the years ended December 31, 2016 and 2015, respectively. As of March 31, 2017, our accumulated deficit was $159.4 million. Our prior losses, combined with expected future losses, have had and will continue to have, for the foreseeable future, an adverse effect on our stockholders’ deficit and working capital. To date, we have financed our operations primarily through the sale of equity securities, certain debt-related financing arrangements and from sales of our approved devices. We have devoted substantially all of our resources to research and development of our devices, sales and marketing activities and certain clinical and quality assurance initiatives. Our ability to generate sufficient revenue from our existing devices or from any of our device candidates in development, and to transition to profitability and generate consistent positive cash flows, is uncertain. We will need to generate significant sales to achieve profitability, and we might not be able to do so. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability as anticipated, or ever, our financial condition will suffer and our stock price could decline. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

All of our revenue to date has been generated from devices incorporating our Intelligent Photonics technology, and any decline in the sales of these devices or failure to gain market acceptance of these devices will negatively impact our business.

We have focused heavily on the development and commercialization of devices using our photonics technology platform for the illumination of certain open and minimal access surgeries. For the quarter ended March 31, 2017 and for the years ended December 31, 2016 and 2015, our revenues of $9.0 million, $32.5 million, and $21.0 million, respectively, were derived entirely from sales of devices incorporating our Intelligent Photonics® technology. Because we expect our revenue to be derived substantially from sales of these devices for the foreseeable future, our ability to execute our growth strategy and become profitable will depend not only upon an increase in the number of hospitals using our devices, but also an increase in the number of specialties using our devices within those hospitals in which our devices are utilized. If our advanced photonics technology, and the devices that incorporate it, fail to achieve and maintain wide market acceptance for any reason, our business may be adversely affected, as we will be severely constrained in our ability to fund our operations and develop and commercialize improvements to existing and new product lines.

We introduced our PhotonBlade™ device in 2017 and there can be no assurance on the level of market acceptance or revenue generated by this product.

In the third quarter of 2016, we announced that we had received FDA 510(k) clearance for PhotonBlade, a new device that integrates our Intelligent Photonics technology into an advanced energy device used for cutting and coagulation of soft-tissue during surgical procedures.  We are currently in the process of establishing commercial production through third party manufacturers and will begin early marketing activities through physician education programs. We initiated a limited launch of the PhotonBlade device in the first quarter of 2017 and incorporated feedback from initial users with a goal of launching the product more broadly in the middle of 2017. We cannot be assured that the products will be available from third-party manufacturers on the timeline we anticipate and that we will be able to establish long-term supply arrangements on pricing terms favorable to us. Additionally, we cannot be assured that PhotonBlade devices will achieve market acceptance. We will be required to devote significant resources to the launch and marketing of PhotonBlade devices and cannot be assured that these activities will generate revenue as anticipated. If we fail to generate revenue from PhotonBlade devices, or if that revenue grows more slowly than we expect, our business and financials will be adversely affected.

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

We need to maintain substantial levels of inventory to protect ourselves from supply interruptions. In addition, because of the broad choice of devices we offer the many surgeon specialists who use our devices, we must maintain sufficient inventory on hand to ensure each order is filled when received, and we provide our sales representatives with trunk stock inventory to allow them to demonstrate the breath of our offering. As a result of our substantial inventory levels, we are subject to the risk that a substantial portion of our inventory could become obsolete, which could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory. For example, we introduced our Eikon LT retractor series at the beginning of 2016 which has quickly displaced its predecessor the Eikon Classic retractor series. The Eikon LT now represents the majority of Eikon sales and, as a result, we recorded a 100% reserve against finished good inventory on hand and trunk stock inventory held by our sales representatives for the Eikon Classic retractor series in the quarter ended March 31, 2017. We may need to write off inventory for other reasons as well.

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

From time to time, we are subject to allegations, claims and legal actions arising in the ordinary course of our business, which may include claims by third parties, including customers, competitors, employees or regulators. In this regard, we are currently subject to a securities litigation. In February 2017, a purported stockholder class action was filed against us, alleging that we made false or misleading statements about our business to investors who purchased our common stock between July 19, 2016 and November 3, 2016 in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the SEC Rule 10b‑5. This securities litigation is discussed in greater detail under Part II, Item 1, “Legal Proceedings” and Note 8, “Commitments and Contingencies” to our condensed financial statements included elsewhere in this Quarterly Report on Form 10‑Q.

Additionally, one of our employees has received a letter from Medtronic PLC, or Medtronic, indicating a concern about “inevitable disclosure” of trade secrets, which did not relate to specific accusations of actual misconduct. We may be subject to litigation as a result of this letter or others that we or our employees may receive in the future. In December 2016, Medtronic filed a civil complaint in the State Court of Minnesota against us, alleging tortious interference with contract, and two of our employees, alleging breach of contract, misappropriation of trade secrets and breach of duty of loyalty. The complaint seeks unspecified monetary damages. Additionally, in connection with the civil complaint, a temporary restraining order was filed against us and the two named employees to stop the employees from selling PhotonBlade. In January 2017, the State Court of Minnesota entered into a temporary restraining order against us, relating to sales by the two employees of PhotonBlade. We are scheduled for a temporary injunction hearing in May 2017. We are incurring and expect to continue incurring significant costs related to defending these actions.

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

We have been growing rapidly in recent periods and have a relatively short history of operating as a commercial company. For example, we increased the number of employees from 148 at December 31, 2015 to 172 at December 31, 2016 to 174 at March 31, 2017. We intend to continue to grow and may experience periods of rapid growth and expansion. Future growth will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. In addition, rapid and significant growth will place a strain on our administrative personnel, information technology systems and other operational infrastructure. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals. To achieve our revenue goals, we must continue to hire, train, retain and motivate skilled personnel.

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

In December 2016, Medtronic filed a civil complaint in the State Court of Minnesota against us, alleging tortious interference with contract, and two of our employees, alleging breach of contract, misappropriation of trade secrets and breach of duty of loyalty. The complaint seeks unspecified monetary damages. Additionally, in connection with the civil complaint, a temporary restraining order was filed against us and the two named employees to stop the employees from selling PhotonBlade. In January 2017, the State Court of Minnesota entered into a temporary restraining order against us, relating to sales by the two employees of PhotonBlade. We are scheduled for a temporary injunction hearing in May 2017.

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

Our operations have consumed substantial amounts of cash since inception, and we anticipate our expenses will increase as we seek to continue to grow our business and transition to operating as a public company. We believe that our growth will depend, in part, on our ability to fund our commercialization efforts and our efforts to develop new technologies for surgical illumination and visualization, as well as technology complementary to our current devices. Our existing resources may not allow us to conduct all of these activities that we believe would be beneficial for our future growth. As a result, we may need to seek funds in the future and, if we are unable to raise funds on favorable terms, or at all, we may not be able to support our commercialization efforts or increase our research and development activities and the growth of our business may be negatively impacted. As a result, we may be unable to compete effectively. For the quarter ended March 31, 2017 and for the years ended December 31, 2016 and 2015, our net cash used in operating activities was $12.8 million, $36.6 million, and $31.2 million, respectively. As of March 31, 2017, we had working capital of $35.2 million, which included $34.5 million in cash and cash equivalents and short-term investments. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

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

To finance these activities, we may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings and collaborative arrangements with corporate partners. In July 2016, in order to facilitate the raising of additional funds, we filed a shelf registration statement on Form S‑3 (Registration No. 333‑212395) that allows us to sell up to an aggregate of $100,000,000 of our common stock, preferred stock, warrants, depository shares and/or units. In July 2016, we also filed a prospectus supplement for an at-the-market, or ATM, program of up to $25 million. In August 2016, we sold 3,220,000 shares in a secondary offering pursuant to this shelf registration and a prospectus supplement. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third-parties, it may be necessary to relinquish some rights to our technologies or our devices, or grant licenses on terms that are not favorable to us.

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

On March 10, 2017, we entered into a credit and security agreement with MidCap Financial Trust and their affiliates, or MidCap, that provides for up to $30.0 million in term loans. Under the terms of the agreement, we borrowed the first term loan of $20.0 million at closing and will be eligible to draw down an additional term loan of $10.0 million prior to December 31, 2018, provided that we achieve a certain revenue target. The term loans accrue interest at a floating rate equal to 6.50% per annum, plus the greater of (i) 1.5% or (ii) one month Libor. Principal is payable in 36 equal monthly installments beginning April 1, 2019 until paid in full on March 1, 2022. In connection with entry into the credit and security agreement with MidCap, we terminated the HCRP loan agreement and used a portion of the term loan proceeds to repay all amounts outstanding under such agreement.

Also on March 10, 2017, we entered into a separate credit and security agreement with MidCap that provides for a revolving credit facility of up to $10.0 million based on the eligible accounts receivable and inventory balances. In addition, we drew down $3.0 million under the revolving credit facility. We may increase the total commitments under the revolving credit facility by up to an additional $10.0 million, subject to certain conditions. Loans under the revolving credit facility accrue interest at a floating rate equal to 3.25% per annum, plus the greater of (i) 1.5% or (ii) one month LIBOR. The facility terminates in full on March 1, 2022 unless terminated earlier. This new revolving credit facility replaces our $7.5 million accounts receivable credit facility that existed with SVB, under which no principal or interest was outstanding.

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

Before a new medical device, or a new intended use for, an existing device can be marketed in the United States, a company must first submit and receive either 510(k) clearance or premarketing approval, or PMA from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA will determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. Products that are approved through a PMA application generally need FDA approval before they can be modified. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). Either process can be expensive, lengthy and unpredictable. We may not be able to obtain the necessary clearances or approvals or may be unduly delayed in doing so, which could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the device, which may limit the market for the device. Although we have obtained 510(k) clearance to market our sterilization trays, our clearance can be revoked if safety or efficacy problems develop.

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

The market price of our common stock is likely to be highly volatile and may fluctuate substantially in response to, among other things, the risk factors described in this Quarterly Report on Form 10‑Q and other factors, many of which are beyond our control, including:

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

Sales of a substantial amount of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our common stock. As of March 31, 2017, we have 16,971,664 shares of common stock outstanding. This includes the 4,600,000 shares of our common stock we sold in our IPO in June 2015 and 3,220,000 shares of our common stock we sold in a secondary offering in August 2016, which may be resold in the public market immediately. In July 2016, in order to facilitate the raising of additional funds, we filed a shelf registration statement on Form S‑3 (Registration No. 333‑212395) that allows us to sell up to an aggregate of $100,000,000 of our common stock, preferred stock, warrants, depository shares and/or units. The shares we sold in a secondary offering in August 2016 were sold pursuant to this shelf registration and a prospectus supplement. In July 2016, we also filed a prospectus supplement for an ATM program of up to $25.0 million.

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

As of March 31, 2017, our directors and executive officers and stockholders holding more than 5% of our capital stock, and their affiliates, own a substantial majority of our outstanding common stock. To the extent our existing stockholders purchase additional shares, this ownership concentration would increase. As a result, if these stockholders were to choose to act together, they would be able to control the management and affairs of our company and most matters and exercise significant influence over most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NASDAQ Global Market and other applicable securities laws, rules and regulations. Despite recent reforms made possible by the JOBS Act, compliance with these laws, rules and regulations will nonetheless increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns and our costs and expenses will increase, which could harm our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Warrants

On March 10, 2017, in connection with the Tranche 1 term loan under our term loan facility, we issued to each lender warrants to purchase an aggregate of 50,618 shares of our common stock, at an exercise price equal to $7.90 per share. The warrants were immediately exercisable and expire on the earlier to occur of the tenth anniversary of the issue date or the closing of a merger, sale or other consolidation transactions in which the consideration is cash, stock of a publicly traded acquirer, or a combination thereof.

We believe that the warrants were exempt from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, pursuant to Section 4(a)(2) of the Securities Act. The warrants and the shares of common stock issuable under the warrants have not been registered under the Securities Act, or state securities laws, and may not be offered or sold in the United States without being registered with the SEC or through an applicable exemption from SEC registration requirements. The recipients of the warrants in such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the electronic records representing such securities in such transactions. All recipients received adequate information about us. There were no underwriters employed in connection with the issuance of the warrants.

Use of Proceeds

Secondary Offering

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

Item 3.        Defaults Upon Senior Securities.

Not applicable.

Item 4.        Mine Safety Disclosures.

Not applicable.

Item 5.        Other Information.

Not applicable.

Item 6.        Exhibits

The documents listed in the Exhibit Index of this Quarterly Report on Form 10‑Q are herein incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invuity, Inc.

Date: April 27, 2017	By:	/s/ Philip Sawyer
Philip Sawyer
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 27, 2017	By:	/s/ James Mackaness
James Mackaness
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1(1)	Warrant to Purchase Stock, dated as of March 10, 2017, by Invuity, Inc. in favor of MidCap Funding VII Trust.

4.2(1)	Warrant to Purchase Stock, dated as of March 10, 2017, by Invuity, Inc. in favor of Apollo Investment Corporation.

4.3(1)	Warrant to Purchase Stock, dated as of March 10, 2017, by Invuity, Inc. in favor of Flexpoint MCLS Holdings LLC.

10.1(1)	Credit and Security Agreement (Term Loan), dated as of March 10, 2017, by and among Invuity, Inc., MidCap Financial Trust, as Agent, and the lenders party thereto.

10.2(1)	Credit and Security Agreement (Revolving Loan), dated as of March 10, 2017, by and among Invuity, Inc., MidCap Financial Trust, as Agent, and the lenders party thereto.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10‑Q are being furnished and not filed with the U.S. Securities and Exchange Commission, or the SEC, and are not to be incorporated by reference into any filing of Invuity, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 as amended, whether made before or after the date of this Quarterly Report on Form 10‑Q, irrespective of any general incorporation language contained in such filing.

(1)Filed as an exhibit to the Registrant’s Annual Report on Form 10‑K filed with the SEC on March 16, 2017 and incorporated herein by reference.