Form 10-Q
period 2017-06-30
Invuity, Inc.
filed 2017-07-26
CIK 1393020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of the registrant’s Common Stock outstanding as of July 24, 2017 was 17,050,067.

i

PART I—Financial Information

ITEM 1. Financial Statements.

INVUITY, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$16,795	$28,300
Short-term investments	9,475	10,737
Restricted cash - current	181	181
Accounts receivable, net	5,602	5,782
Inventory	5,560	5,052
Prepaid expenses and other current assets	702	1,088
Total current assets	38,315	51,140
Restricted cash	909	909
Property and equipment, net	7,821	8,286
Other long-term assets	250	—
Total assets	$47,295	$60,335
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,891	$2,192
Accrued and other current liabilities	6,056	6,351
Short-term debt	3,518	1,362
Total current liabilities	12,465	9,905
Deferred rent	2,650	2,721
Long-term debt	19,364	13,261
Total liabilities	34,479	25,887
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value—10,000,000 shares authorized at June 30, 2017 and December 31, 2016, no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value—100,000,000 shares authorized at June 30, 2017 and December 31, 2016 17,041,158 and 16,950,940 shares issued and outstanding at June 30, 2017 and December 31, 2016	17	17
Additional paid-in capital	182,619	180,647
Accumulated deficit	(169,820)	(146,216)
Total stockholders’ equity	12,816	34,448
Total liabilities and stockholders’ equity	$47,295	$60,335

See accompanying notes to unaudited condensed financial statements.

INVUITY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue	$9,768	$8,223	$18,791	$14,627
Cost of goods sold	3,015	2,091	5,114	4,196
Gross profit	6,753	6,132	13,677	10,431
Operating expenses:
Research and development	2,410	2,340	4,839	4,941
Selling, general and administrative	14,204	13,429	29,057	26,750
Total operating expenses	16,614	15,769	33,896	31,691
Loss from operations	(9,861)	(9,637)	(20,219)	(21,260)
Interest expense	(527)	(505)	(1,014)	(1,009)
Interest income	53	—	110	—
Other income (expense), net	(52)	13	(178)	30
Loss on extinguishment of debt	—	—	(2,303)	—
Net loss and comprehensive loss	$(10,387)	$(10,129)	$(23,604)	$(22,239)
Net loss per common share, basic and diluted	$(0.61)	$(0.76)	$(1.39)	$(1.66)
Weighted-average shares used to compute net loss per common share, basic and diluted	16,986,074	13,404,007	16,972,280	13,399,775

See accompanying notes to unaudited condensed financial statements.

INVUITY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(23,604)	$(22,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,009	972
Stock-based compensation	1,421	1,147
Non-cash interest expense	38	71
Payment of original issue discount upon extinguishment of debt	(782)	—
Non-cash portion of extinguishment loss	352	—
Accretion of premium on marketable securities	4	—
Recovery for doubtful accounts	(82)	(18)
Changes in operating assets and liabilities:
Accounts receivable	262	(877)
Inventory	(508)	(268)
Prepaid expenses and other current assets	386	100
Accounts payable	716	(129)
Accrued and other current liabilities	(441)	985
Deferred rent	(71)	(39)
Net cash used in operating activities	(21,300)	(20,295)
Cash flows from investing activities
Purchases of property and equipment	(558)	(496)
Purchases of marketable securities	(9,462)	—
Purchase of distribution license	(250)	—
Maturities of marketable securities	10,742	—
Net cash provided by (used in) investing activities	472	(496)
Cash flows from financing activities
Proceeds from common stock offering from at-the-market equity offering, net of offering costs	57	(266)
Proceeds from revolving credit facility	3,518	—
Proceeds from issuance of long-term debt, net of issuance costs	19,701	—
Payments of long-term debt - related party	(14,193)	—
Proceeds from issuance of common stock upon exercise of stock options	240	217
Net cash provided by financing activities	9,323	(49)
Net decrease in cash and cash equivalents	(11,505)	(20,840)
Cash and cash equivalents, beginning of period	28,300	46,296
Cash and cash equivalents, end of period	$16,795	$25,456
Supplemental disclosures of cash flow information
Interest paid to related party	$980	$938
Non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued liabilities at period end	$16	$124
Offering issuance costs in accounts payable	—	266

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

Liquidity

The Company has incurred net losses from operations since inception, including $23.6 million in the six months ended June 30, 2017, and has an accumulated deficit of $169.8 million as of June 30, 2017.  The Company has $26.3 million in cash and cash equivalents and short-term investments, and $23.5 million in debt outstanding at June 30, 2017.  The Company expects to incur additional losses and negative cash flows for the foreseeable future. Management believes that its cash,cash equivalents and short-term investments at June 30, 2017, and additional funding available under the revolving credit facility with MidCap Financial Trust, and their affiliates (“MidCap”), will provide sufficient funds to enable the Company to meet its operating plan through at least the next twelve months.  In addition, on July 1, 2016, the Company filed a prospectus supplement for an at-the-market offering (“ATM”) program of up to $25.0 million.  However, if the Company’s anticipated operating results are not achieved in future periods, additional debt or equity financing may need to be raised, or planned expenditures may need to be reduced.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10‑Q and Rule 10‑01 of Regulation S‑X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2016 and filed with the U.S. Securities and Exchange Commission (the “SEC”). The accompanying year-end balance sheet was derived from the audited financial statements included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2016. The results for the three months and six months ended June 30, 2017 are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable and accounts payable, approximate fair value due to their relatively short maturities. As of June 30, 2017 and December 31, 2016, based on Level 2 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s long-term debt approximates its fair value.

Customer Concentration

Significant customers are those which represent 10% or more of the Company’s total revenue for each period presented in the condensed statements of operations and comprehensive loss or 10% or more of the Company’s net accounts receivable balance at each respective balance sheet date. As of and for the year ended December 31, 2016 and as of and for the three and six months ended June 30, 2017 and 2016, the Company had no customers that represented 10% or more of its revenue or accounts receivable balances.

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

Segment Reporting

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. All of the Company’s assets are maintained in the United States. The Company derives the majority of its revenue from sales to customers in the United States, based upon the billing address of the customer.

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

The Company is in the process of evaluating the impact of the new revenue guidance on its financial statements.

•

In July 2015, the FASB issued ASU No. 2015‑11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which permits companies to measure inventory at the lower of cost and realizable value. ASU 2015‑11 applies to all business entities and is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The adoption of this standard in the first quarter of 2017 did not have a material impact on the Company’s financial statements.

•

In January 2016, the FASB issued ASU No. 2016‑01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825), which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU No. 2016‑01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The adoption of this standard in the first quarter of 2017 did not have a material impact on the Company’s financial statements.

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

As a result of adopting ASU No. 2016‑09, the Company has made an accounting policy election to account for forfeitures as they occur. This change has been applied on a modified retrospective basis, with no material impacts on the Company’s financial statements. The adoption of ASU No. 2016‑09 also requires excess tax benefits and tax deficiencies be recorded in the income statement as opposed to additional paid‑in capital when the awards vest or are settled, and has been applied on a prospective basis with no impact on the financial statements as of and for the three and six months ended June 30, 2017. As a result of the adoption, the Company's increased its total NOLs by $1.0 million on January 1, 2017 related to deferred tax assets that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting purposes. This amount is fully offset by the valuation allowance.

The adoption of ASU No. 2016‑09 related to the accounting for minimum statutory withholding tax requirements and cash paid by an employer when directly withholding shares for tax-withholding purposes had no impact on the Company's current consolidated financial statements or on any prior period financial statements presented.

•

In June 2016, the FASB issued ASU No. 2016‑13, Measurement of Credit Losses on Financial Statements (Topic 326). This update provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU No. 2016‑13 is effective for public entities for annual periods beginning after December 15, 2019. The Company is in the process of evaluating the impact of this new guidance on its financial statements.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$10,463	$—	$—	$10,463
Commercial paper	—	11,272	—	11,272
Corporate debt securities	—	753	—	753
Agency bonds	—	2,497	—	2,497
	$10,463	$14,522	$—	$24,985

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$18,755	$—	$—	$18,755
Commercial paper	—	9,582	—	9,582
Corporate debt securities	—	9,533	—	9,533
	$18,755	$19,115	$—	$37,870

As of June 30, 2017 and December 31, 2016, the carrying value of the Company’s short term investments approximates their fair value.

4.            Balance sheet components

Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Raw materials	$889	$699
Work-in-process	1,129	1,144
Finished goods	3,542	3,209
Total inventory	$5,560	$5,052

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted for the following (in thousands):

	June 30,	December 31,
	2017	2016
Prepaid expenses	$661	$1,004
Other	41	84
Total prepaid expenses and other current assets	$702	$1,088

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Computer equipment and software	$1,468	$1,377
Laboratory and manufacturing equipment	2,801	2,422
Furniture and fixtures	1,516	1,442
Leasehold improvements	7,153	7,153
Total property and equipment, gross	12,938	12,394
Less: accumulated depreciation and amortization	(5,117)	(4,108)
Total property and equipment, net	$7,821	$8,286

Depreciation and amortization expense was $0.5 million for each of the three months ended June 30, 2017 and 2016, and $1.0 million for each of the six months ended June 30, 2017 and 2016.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Accrued payroll-related expenses	$4,248	$5,301
Accrued professional fees	1,026	246
Deferred rent	261	261
Other	521	543
Total accrued and other current liabilities	$6,056	$6,351

5.           Debt

On March 10, 2017, the Company entered into a credit and security agreement with MidCap, as agent, for up to $30.0 million in term loans. Under the terms of the agreement, the Company borrowed the first term loan of $20.0 million (“Tranche 1”) at closing and will be eligible for an additional term loan of $10.0 million (“Tranche 2”) which can be drawn down prior to December 31, 2018, subject to the Company meeting a certain revenue target prior to that date, which the Company has not met, and does not expect to meet in the next twelve months. The term loans accrue interest at a floating rate equal to 6.50% per annum, plus the greater of (i) 1.5% or (ii) one month Libor. Interest shall accrue on the date of the commencement of funding and is payable in arrears on the first day of each month. Principal is payable in 36 equal monthly installments beginning April 1, 2019 until paid in full on March 1, 2022. The Company used $17.2 million of the $20.0 million Tranche 1 term loan to pay off in full the outstanding $15.0 million loan with Health Care Royalty Partners including a $1.8 million prepayment fee and $0.4 million in interest.

The Company also entered into a separate credit and security agreement with MidCap that provides for a revolving credit facility of up to $10.0 million based on the eligible accounts receivable and inventory balances. The Company may increase the total commitments under the revolving credit facility by up to an additional $10.0 million, subject to the company meeting a certain revenue target prior to that date. Loans under the revolving credit facility accrue interest at a floating rate equal to 3.25% per annum, plus the greater of (i) 1.5% or (ii) one month LIBOR. Interest is payable in arrears on the first day of each month subsequent to the draw down date. The facility terminates in full on March 1, 2022 unless terminated earlier. As of June 30, 2017, the Company had drawn down $3.5 million under the revolving credit facility. This revolving credit facility replaced the Company’s $7.5 million accounts receivable credit facility that existed with Silicon Valley Bank (“SVB”), which the Company terminated in March 2017 and paid a termination fee of $150,000.

The term loan facility and the revolving credit facility are secured by substantially all of the Company’s assets, including intellectual property. In addition, under the terms of the agreement, the Company is required to meet certain covenants which if the Company is unable to meet, or if the Company does not make its payments, the Company may be found in default and all obligations may be accelerated and become immediately due and payable upon the sole election of the lenders. The Company must also comply with a financial covenant relating to certain quarterly minimum Net Revenue (as defined in the credit agreements) requirements on a trailing twelve month basis. As of June 30, 2017, the Company was in compliance with all required covenants.

In connection with the term loan facility, the Company agreed to issue to each lender warrants to purchase shares of the Company’s common stock upon the drawdown of each tranche in an aggregate amount equal to 2.0% of the amount drawn, divided by the exercise price per share for that tranche. In connection with the Tranche 1 term loan, the Company issued warrants to purchase an aggregate of 50,618 shares of the Company’s common stock, at an exercise price equal to $7.90 per share. If the Company borrows the Tranche 2 term loan, it must issue additional warrants to the Tranche 2 lenders in accordance with the formula used to calculate the number of shares subject to the Tranche 1 warrants.  These warrants, which were recorded within stockholders’ equity, were fair valued at $279,000 upon issuance using a Black-Scholes valuation model. The assumptions used in the Black-Scholes model consisted of a 10 year contractual term, interest free rate of 2.58%, dividend yield of 0.0% and volatility of 60.0%.  The fair value was recorded as a discount to the initial $20.0 million term loan and will be amortized as interest expense over the term of the agreement, which is approximately five years.

6.           Stock Option Plans

In April 2015, the Company’s board of directors and stockholders approved the 2015 Equity Incentive plan (the “2015 Plan”), effective June 11, 2015, covering incentive stock options, nonstatutory stock options and restricted stock awards that may be granted to employees, directors and consultants.

During the three months ended June 30, 2017 and 2016, the Company granted 125,525 and 72,200 options, respectively, to employees, with a weighted average grant date fair value of $7.32 per share and $7.02 per share respectively. During the six months ended June 30, 2017 and 2016, the Company granted 734,705 and 735,550 options, respectively, to employees, with a weighted average grant date fair value of $6.65 per share and $7.37 per share, respectively. The options granted in 2017 included 268,000 options granted to certain executive officers with a market-based condition. The 268,000 options were valued at an aggregate value of $0.7 million using the Monte Carlo Simulation model, which will be amortized over three years from the date of grant.

The aggregate intrinsic value of options exercised was $0.3 million for both of the three and six months ended June 30, 2017, and $0.2 million and $0.3 million for the three and six months ended June 30, 2016, respectively. The weighted-average remaining contractual life of options outstanding was 7.6 and 7.5 years at June 30, 2017 and December 31, 2016, respectively. For vested and expected to vest options, the weighted-average remaining contractual life as of June 30, 2017 and December 31, 2016, was 7.6 and 7.5 years, respectively.

For the three months ended June 30, 2017, the Company granted approximately 72,000 restricted stock units (“RSUs”) to non-employee board members (“Outside Directors”) with a grant date fair value, in the aggregate, of $0.5 million.  Under the Company’s Restricted Stock Unit Deferral Program for Outside Directors, Outside Directors may elect to defer the receipt of shares upon vesting of RSUs granted under the 2015 Plan.  A deferral election will apply to the entirety of the particular RSU award and no partial elections may be made.  A deferral election is irrevocable once made. In the event an Outside Director makes a deferral election, the shares of common stock underlying the deferred RSUs will not be distributed to such Outside Director until the earlier of his or her separation of service as a board member or upon a “Change in Control” (as defined in the 2015 Plan) of the Company.  Three out of four of the Company’s Outside Directors elected to defer receipt of the RSUs granted to them on the date of the Company’s 2017 Annual Meeting (the “2017 Annual Meeting”) under the 2015 Plan.

For the six months ended June 30, 2017, the total RSUs granted were 153,000 with a fair value of $1.0 million, including the RSUs granted to Outside Directors described above and 71,500 RSUs granted to executive officers with a fair value of $0.5 million. The RSUs granted to executive officers have a four-year term and vest 25% annually. The RSUs granted to Outside Directors on the date of the 2017 Annual Meeting will vest 100% on the earlier of the 2018 Annual Meeting of Stockholders or the one year anniversary of the 2017 Annual Meeting, with the exception of any RSUs that an Outside Director elected to defer, which RSUs generally will vest 100% on the first anniversary of the date that the Outside Director elected to defer such RSUs.

During the three months ended June 30, 2016, the Company granted 64,000 RSUs to board members with a grant date fair value of $0.3 million. For the six months ended June 30, 2016, the Company granted a total of 207,000 RSUs with a grant date fair value of $1.4 million. The RSU awards granted to executive officers have a five year term and vest 20% annually while the RSU awards granted to board members vested 100% on June 19, 2016.

Stock‑Based Compensation

The fair value of stock options granted to employees is amortized on a straight-line basis over the requisite service period of the award. Stock‑based compensation related to stock options granted to non-employees is recognized as the stock options are earned. The Company recognized total employee-related stock compensation expenses of $0.7 million and $1.3 million for the three and six months ended June 30, 2017, respectively, and $0.7 million and $1.1 million for the three months and six months ended June 30, 2016, respectively. In addition, the Company recognized non-employee stock compensation expenses of $44,000 and $111,000 for the three and six months ended June 30, 2017, respectively, and $19,000 and $42,000 for the three and six months ended June 30, 2016, respectively.

The following table summarizes stock‑based compensation expense related to stock options and restricted stock units included in the condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of goods sold	$51	$33	$96	$59
Selling, general and administrative	475	574	1,007	881
Research and development	173	108	318	207
Total stock-based compensation expense	$699	$715	$1,421	$1,147

As of June 30, 2017, unrecognized compensation expense related to unvested options was $5.7 million, which the Company expects to recognize on a straight‑line basis over a weighted‑average period of 3.1 years. Unrecognized compensation expense related to unvested RSUs was $ 1.4 million, which the Company expects to recognize on a straight‑line basis over a weighted‑average period of 2.9 years.

7.           Net Loss per Common Share

As the Company generated net losses for all the periods presented, all potentially dilutive common securities are determined to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share(in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(10,387)	$(10,129)	$(23,604)	$(22,239)
Denominator:
Weighted-average common shares outstanding	16,986,628	13,409,696	16,973,473	13,404,822
Less: weighted-average unvested common shares subject to repurchase	(554)	(5,689)	(1,193)	(5,047)
Weighted-average shares used to compute net loss per common share, basic and diluted	16,986,074	13,404,007	16,972,280	13,399,775
Net loss per common share, basic and diluted	$(0.61)	$(0.76)	$(1.39)	$(1.66)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share because their inclusion would be anti‑dilutive:

	June 30,	June 30,
	2017	2016
Options to purchase common stock	2,949,908	2,637,031
Restricted stock units	250,447	117,000
Warrants to purchase common stock	187,625	137,007
Total	3,387,980	2,891,038

8.           Commitments and Contingencies

On February 27, 2017, a purported stockholder class action titled Paciga v. Invuity, Inc., et al., Case No. 3:17‑cv‑01005, was filed in the United States District Court for the Northern District of California against the Company, its Chief Executive Officer, and its Chief Financial Officer. The complaint alleges that the defendants made false or misleading statements to investors regarding the Company’s business prospects. The complaint purports to assert claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and the Securities Exchange Commission Rule 10b-5 on behalf of a purported class consisting of all purchasers of the Company’s common stock between July 19, 2016 and November 3, 2016, and seeks unspecified compensatory damages, attorney fees and costs, and other relief. On May 30, 2017, the Court appointed Mike Paciga as lead plaintif.  The led plantiff has until July 31, 2017 to either file an amended complaint or designate the current complaint as the operative complaint.  The Company intends to defend the litigation vigorously. Based on information currently available, the Company has determined that the amount of any possible loss or range of possible loss is not reasonably estimable.

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

Overview

We are a commercial-stage medical technology company pioneering the use of advanced photonics to provide surgeons with improved direct visualization of surgical cavities during minimal access surgical procedures. We integrate our Intelligent Photonics® technology platform into our single-use and reusable advanced surgical devices to address some of the critical intracavity illumination and visualization challenges facing surgeons today. We utilize our proprietary advance photonics technology to develop optical waveguides that direct and shape thermally cool, brilliant light into broad, uniform and volumetric illumination of the surgical target. We believe that improving a surgeon’s ability to see critical anatomical structures can lead to better clinical and aesthetic outcomes, improved patient safety and reduced surgical time and healthcare costs. We are also using our advanced photonics technology to develop new devices and modalities to broaden the application and adoption of minimal access procedures and enable new advanced surgical techniques. Notably, in September 2016, we received U.S. Food and Drug Administration, or FDA, 510(k) clearance of,  PhotonBladeTM ,   a dynamic precision illuminator with enhanced energy delivery. The PhotonBladeTM is a first-of-its-kind device, delivering directed, thermally-cool illumination at the precise point of surgical treatment in conjunction with a novel energy platform allowing for precise tissue cutting and coagulation with minimal tissue damage. As such, PhotonBladeTM represents a new category of Intelligent Photonics® and strategically expands our current product portfolio. We initiated a limited launch of the PhotonBladeTM device in the first quarter of 2017, announced and implemented a voluntary recall of the device in the second quarter of 2017 due to physician feedback on unintended energy discharge, and plan to re-introduce the product more broadly in the third quarter of 2017.

Photonics is the science and technological applications of light. We have applied advanced principles of photonics to develop our Intelligent Photonics® technology platform, which enables the transmission, management and manipulation of light in surgical procedures. Our initial application of this technology is integrated into our family of proprietary optical waveguides. Our waveguides are sophisticated devices that rely on the principles of optics to shape and direct light. They are coupled to a modified fiber optic cable and are designed to work with the standard xenon or light-emitting diode, or LED, light sources typically found and utilized in the operating room. Our optical waveguides are incorporated into surgical devices, including our customized line of illuminated surgical retractors, handheld illuminated aspiration devices, drop-in intracavity illuminators and, most recently, PhotonBladeTM. Our handheld illuminated aspiration devices, drop-in intracavity illuminator, and PhotonBladeTM are single-use products. Our retractors are reusable, but utilize a single-use optical waveguide with each procedure.

We currently sell our devices in the United States, primarily through a direct sales force. We had 65 direct sales representatives as of June 30, 2017, and over time we expect to continue to expand our direct sales force and marketing organization to further penetrate and expand the market by demonstrating the benefits of our advanced photonics technology platform to surgeons. Although our sales and marketing efforts are directed at surgeons because they are the primary users of our technology, the hospitals where surgical procedures are performed are our customers, as they typically are responsible for making the decisions to purchase our devices. Our currently marketed devices are commonly treated as general supplies utilized in surgery. As a result, the hospital or surgical center receives a single reimbursement from the third-party payor that is intended to cover the overall cost of treatment, including the cost of devices used during the procedure, as well as the overhead cost associated with the facility where the procedure is performed. There is no separate reimbursement for our devices.

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

Components of Our Results of Operations

Revenue

All of our revenue is primarily derived from sales of our devices in the United States but we recently started selling into Asia. We earn revenue from the sale of our devices primarily through our direct sales force as complemented by our independent sales agents.

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

•	Cross selling within our initial target markets and developing adjacent surgical specialties to broaden our clinical applicability; and.
•	Introducing new products to support our ability to expand our clinical application, including the launch of PhotonBladeTM.

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

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily production volumes, manufacturing costs and product yields, adjustments to inventory reserves and the implementation of cost-reduction strategies. Gross margin on our current product portfolio, may increase over the long term as our production volume increases and we are able to spread the fixed portion of our manufacturing overhead costs over a larger number of units produced, thereby reducing our per unit manufacturing costs; however this positive trend may be offset by new product introductions, notably the PhotonBladeTM, as new products are produced at low volumes which may result in lower margins as component costs are usually higher at lower volumes. Therefore, our gross margin will likely fluctuate from quarter to quarter in the near term.

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

Selling, General and Administrative Expenses

Our selling, general and administrative, or SG&A, expenses consist primarily of personnel costs including salaries, sales commissions, bonuses and stock compensation for sales, executives, and administrative personnel. Other significant SG&A expenses include independent sales agent commissions, conferences, trade shows, promotional activities including trunk stock expenses associated with the sales team demonstrating our products, and professional fees for legal and accounting services, consulting fees, insurance costs and travel expenses.

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

Loss on Extinguishment of Debt

Loss on extinguishment of debt consists primarily of prepayment penalties in association with the early payment of our loan with HealthCare Royalty Partners, or HCRP, in addition to the write-off of original debt issuance costs and debt discount associated with this loan agreement.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Revenue
Single use devices	$8,289	$6,012	$15,337	$10,800
Reusable retractors	926	1,452	2,049	2,603
Sales to third party medical device manufacturers	278	491	827	709
Accessories	275	268	578	515
Total revenue	$9,768	$8,223	$18,791	$14,627
Cost of Revenue	3,015	2,091	5,114	4,196
Gross Profit	$6,753	$6,132	$13,677	$10,431
Gross Margin	69.1%	74.6%	72.8%	71.3%

Revenue, cost of goods sold, gross profit and gross margin were as follows for the periods presented

Revenue increased $1.6 million, or 19%, to $9.8 million during the three months ended June 30, 2017, compared to $8.2 million for the same period in 2016. Revenue for the six months ended June 30, 2017 increased $4.2 million, or 28%, to $18.8 million compared to $14.6 million for the same period in 2016. The growth in revenue for both comparable periods was attributable to an increase in the number of hospitals ordering our devices, which increased to approximately 825 in the three months ended June 30, 2017 compared to 610 for the same period in 2016. We continue to see increased adoption of our devices in breast cancer and breast reconstruction surgery driven by our Hidden Scar marketing programs, advances within certain gynecological procedures and early interest in certain electrophysiology procedures. The number of our direct sales representatives was 65 as of June 30, 2017, compared to 69 as of June 30, 2016.

Cost of goods sold increased $0.9 million, or 44%, to $3.0 million during the three months ended June 30, 2017, compared to $2.1 million for the same period in 2016. Cost of goods sold for the six months ended June 30, 2017 increased $0.9 million, or 22%, to $5.1 million compared to $4.2 million for the same period in 2016. The increase in cost of goods sold was primarily due to the increase in the number of devices sold as we expanded our sales and marketing efforts and increased our device sales. The increase in cost was further affected by a $0.2 million write-off of PhotonBladeTM inventory to cost of goods sold.

Gross margin for the three months ended June 30, 2017 was 69.1% compared to 74.6% for the same period in 2016. The gross margin was negatively impacted by 3.5% due to the voluntary recall of the PhotonBladeTM, 2% from write off of inventory and 1.5% due to additional manufacturing inefficiencies relating to the action.

Gross margin for the six months ended June 30, 2017 was 72.8% compared to 71.3% for the same period in 2016. The year over year increase in gross margin is a direct result of the economies of scale as we manufacture larger quantities of our mature product and therefore allocate a smaller portion of our overhead expenses to these products such as the Eikon LT retractors and our single use waveguides. These production gains were partially offset by the PhotonBladeTM launch which has yet to benefit from volume production, in addition to the non-recurring expenses associated with the voluntary recall of the PhotonBladeTM as noted above.

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
		% of		% of		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
	(In thousands)		(In thousands)		(In thousands)		(In thousands)
Operating Expenses
Research and development	$2,410	25%	$2,340	28%	$4,839	26%	$4,941	34%
Selling general and administrative	$14,204	145%	$13,429	163%	$29,057	155%	$26,750	183%
Total operating expenses	$16,614	170%	$15,769	191%	$33,896	181%	$31,691	217%

Research and development expenses:

Expenses remained consistent quarter over quarter and increased by just under $0.1 million, or 3%, to $2.4 million during the quarter ended June 30, 2017, compared to $2.3 million during the quarter ended June 30, 2016. Research and development expenses decreased $0.1 million, or 2%, to $4.8 million during the six months ended June 30, 2017, compared to $4.9 million during the comparable period ended June 30, 2016. This decrease in expenses was primarily attributable to a decrease in expenses associated with the PhotonBladeTM which was released for commercial sale in the first quarter of 2017.

Selling, general and administrative expenses:

Expenses increased by approximately $0.8 million, or 6%, to $14.2 million during the quarter ended June 30, 2017, compared to $13.4 million during the quarter ended June 30, 2016. The increase in expenses was primarily attributable to a $1.3 million increase in professional service fees, including litigation fees, and in increased consulting fees. These increases were offset by a decrease in sales and marketing of $0.3 million, and a decrease of $0.2 million in personnel related expenses. Selling, general and administrative expenses increased $2.3 million, or 9%, to $29.1 million during the six months ended June 30, 2017, compared to $26.8 million during the comparable period ended June 30, 2016. The year over year increase in expenses was primarily attributable to a $2.9 million increase in professional service fees and in consulting fees plus $0.3 million in personnel related expenses. These increases were offset by a decrease in sales and marketing of $0.7 million, and a decrease of $0.2 million in travel and entertainment expenses.

Interest expense, interest, and other income (expense):

Non-operating items, including interest expense, interest, and other expense, were as follows for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
		% of		% of		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
	(In thousands)		(In thousands)		(In thousands)		(In thousands)

Interest expense	$(527)	(5)%	$(505)	(6)%	$(1,014)	(5)%	$(1,009)	(7)%
Interest income	$53	1%	$13	—%	$110	1%	$30	0%
Other income (expense), net	$(52)	(1)%	$	%	$(178)	—%	$—	-%
Loss on extinguishment of debt	$—	—%	$—	—%	$(2,303)	(12)%	$—	-%
Total	$(526)	(5)%	$(492)	(6)%	$(3,385)	(16)%	$(979)	(7)%

Interest expense and interest income remained constant during the quarter ended June 30, 2017, compared to the quarter ended June 30, 2016. For the six months ended June 30, 2017 expenses were $2.4 million more than for the same period in 2016, which was primarily due to the March 2017 expense of $2.3 million in association with the extinguishment of our loan with HCRP. This expense included a $1.8 million prepayment penalty, approximately

$0.4 million in expense relating to the immediate recognition of debt discounts that were being amortized over the term of the original loan, and a $150,000 fee for ending our access to our Silicon Valley Bank, or SVB, credit facility.

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

There have been no material changes in our critical accounting policies during the three months ended June 30, 2017, as compared to those disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report filed on Form 10‑K filed with the SEC on March 16, 2017.

Liquidity and Capital Resources

We have incurred net losses from operations since inception, including $23.6 million in the six months ended June 30, 2017, and have an accumulated deficit of $169.8 million as of June 30, 2017. We have $26.3 million in cash and cash equivalents and short-term investments, and $23.6  million in debt outstanding as of June 30, 2017.  We expect to incur additional losses and negative cash flows in the next 12 month period as we seek to continue to grow our business.  Management believes that our cash, cash equivalents, and short term investments at June 30, 2017, and additional funding available under the revolving credit facility with MidCap Financial Trust and their affiliates, or MidCap, will provide sufficient funds to enable us to meet our operating plan through at least the next 12 months.

The first agreement provides for up to $30 million in term loans, which are repayable in monthly installments, commencing April 1, 2019. The first term loan of $20 million was drawn down on March 10, 2017 and is subject to a financial covenant, based on revenue levels, to be met over the term of the agreement. As of June 30, 2017, the Company was in compliance with all required covenants. The second term loan can only be drawn down assuming we meet a certain revenue target in a 12 month period prior to December 31, 2018, which is not anticipated to occur in the next 12 months. The second agreement provides for a revolving credit facility for up to $10 million based on eligible accounts receivable and inventory balances. We drew down $3.5 million under this agreement. In addition, in July 2016, we filed a prospectus supplement for an at-the-market (“ATM”) program of up to $25.0 million. As of June 30, 2017, we have issued 17,300 shares of our common stock under this ATM at $9.11 per share, resulting in net proceeds of $57,000, after deducting offering expenses and commissions payable by us. However, if our anticipated operating results are not achieved in future periods, additional debt or equity financing may need to be raised, or we may need to implement an approved plan to reduce planned expenditures.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(21,300)	$(20,295)
Investing activities	472	(496)
Financing activities	9,323	(49)
Net decrease in cash and cash equivalents	$(11,505)	$(20,840)

During the six months ended June 30, 2017, net cash used in operating activities was $21.3 million, which consisted of a net loss of $23.6 million, adjusted by non-cash charges of $1.9 million and a net change of $0.3  million in our net operating assets and liabilities. The non-cash charges were primarily comprised of stock-based compensation of $1.4 million, depreciation and amortization of $1.0 million, and the non-cash extinguishment of debt of $0.4 million, offset by $0.8 million of original debt discount associated with our prior HRCP loan. The increase in our net operating assets and liabilities was primarily due to a $0.5 million increase in our inventory due to ramping production in order to meet the increase in customer demands and a  $0.5 million increase in accrued liabilities. These increase in cash flows were partially offset by a $0.3 million increase in accounts receivable and a $0.7 million increase in accounts payable as a result of our increase in operational related activities.

During the six months ended June 30, 2016, net cash used in operating activities was $20.3 million, which consisted of a net loss of $22.2 million, adjusted by non-cash charges of $2.2 million and a net change of $0.2 million in our net operating assets and liabilities. The non-cash charges were primarily comprised of stock-based compensation of $1.1 million, depreciation and amortization of $1.0 million, and non-cash interest expense of $0.1 million. The decrease in our net operating assets and liabilities was primarily due to a $0.9 million increase in our accounts receivable balance related to increased customer sales and a $0.3 million increase in inventory as we increased production in order to meet the increase customer demands. These decreases in cash flows were partially offset by a $0.9 million increase in accrued liabilities and accounts payable as a result of our increase in operations and related growth in headcount.

During the six months ended June 30, 2017, net cash provided by investing activities was primarily due to maturities, less purchases of marketable securities, offset by capital expenditures.

During the six months ended June 30, 2016, net cash used in investing activities was $0.5 million, which consisted of capital expenditures to purchase property and equipment in connection with our expanding operations.

During the six months ended June 30, 2017, net cash provided by financing activities was from the issuance of $20.0 million in long term debt under our agreement with MidCap, partially offset by the repayment of the outstanding loan balance with HCRP. In addition, we drew down $3.5 million under the revolving credit facility. The 2016 proceeds are from cash received from the exercise of options.

We believe that our existing cash and cash equivalents and short-term investments as of June 30, 2017, and future borrowings available under our MidCap revolving credit facility will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Our expected future capital requirements may depend on many factors including customer sales, the expansion of our sales force, and the timing and extent of spending on the development of our technology to increase our product portfolio. We may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings and collaborative arrangements with corporate partners. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third-parties, it may be necessary to relinquish some rights to our technologies or our devices, or grant licenses on terms that are not favorable to us.

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

Contractual Obligations

During the six months ended June 30, 2017, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10‑K filed with the SEC on March 16, 2017.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents, and short term investments of $26.3 million and $39.0 million as of June 30, 2017 and December 31, 2016, respectively, which consist of bank deposits and money market funds.

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

As of June 30, 2017 and December 31, 2016, we had total outstanding net debt of $22.9 million and $14.6 million, respectively. Our loans with MidCap that were outstanding as of June 30, 2017 accrue interest at a floating rate equal to 6.50% per annum, plus the greater of (i) 1.5% or (ii) one month Libor for the term loans, and 3.35% for the revolving credit facility. Our loan with HCRP that was outstanding as of December 31, 2016 carried a fixed interest rate equal to 12.5%. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on our financial statements.  See Note 5, “Debt”, of the Notes to Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q for more details.

Foreign Currency Risk

As of June 30, 2017, our business has been primarily conducted in U.S. dollars, but in June 2017, we expanded sales to Asia and we expect to expand sales to Europe. As we being to conduct transactions in foreign currencies, we may become increasingly subject to foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollars. As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act refers to controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10‑Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On February 27, 2017, a purported stockholder class action titled Paciga v. Invuity, Inc., et al., Case No. 3:17‑cv‑01005, was filed in the United States District Court for the Northern District of California against us, our Chief Executive Officer, and our Chief Financial Officer. The complaint alleges that the defendants made false or misleading statements to investors regarding our business prospects. The complaint purports to assert claims for violation of Sections 10(b) and 20(a) of the Exchange Act of 1934, and SEC Rule 10b‑5 on behalf of a purported class consisting of all purchasers of  our common stock between July 19, 2016 and November 3, 2016, and seeks unspecified compensatory damages, attorney fees and costs, and other relief. On May 30, 2017, the Court appointed Mike Paciga as lead plaintiff. The lead plaintiff has until July 31, 2017 to either file an amended complaint or designate the current complaint as the operative complaint.We intend to defend the litigation vigorously. Based on information currently available, we have determined that the amount of any possible loss or range of possible loss is not reasonably estimable.

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

We have experienced significant operating losses, and we expect to continue to incur operating losses for the next several years as we implement additional initiatives designed to grow our business, including, among other things, increasing sales and developing new devices. We incurred net losses of $23.6 million for the six months ended June 30, 2017 and $40.6 million and $37.6 million for the years ended December 31, 2016 and 2015, respectively. As of June 30, 2017, our accumulated deficit was $169.8 million. Our prior losses, combined with expected future losses, have had and will continue to have, for the foreseeable future, an adverse effect on our stockholders’ deficit and working capital. To date, we have financed our operations primarily through the sale of equity securities, certain debt-related financing arrangements and from sales of our approved devices. We have devoted substantially all of our resources to research and development of our devices, sales and marketing activities and certain clinical and quality assurance initiatives. Our ability to generate sufficient revenue from our existing devices or from any of our device candidates in development, and to transition to profitability and generate consistent positive cash flows, is uncertain. We will need to generate significant sales to achieve profitability, and we might not be able to do so. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability as anticipated, or ever, our financial condition will suffer and our stock price could decline. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

All of our revenue to date has been generated from devices incorporating our Intelligent Photonics technology, and any decline in the sales of these devices or failure to gain market acceptance of these devices will negatively impact our business.

We have focused heavily on the development and commercialization of devices using our photonics technology platform for the illumination of certain open and minimal access surgeries. For the six months ended June 30, 2017 and for the years ended December 31, 2016 and 2015, our revenues of $18.8 million, $32.5 million, and $21.0 million, respectively, were derived entirely from sales of devices incorporating our Intelligent Photonics® technology. Because we expect our revenue to be derived substantially from sales of these devices for the foreseeable future, our ability to execute our growth strategy and become profitable will depend not only upon an increase in the number of hospitals using our devices, but also an increase in the number of specialties using our devices within those hospitals in which our devices are utilized. If our advanced photonics technology, and the devices that incorporate it, fail to achieve and maintain wide market acceptance for any reason, our business may be adversely affected, as we will be severely constrained in our ability to fund our operations and develop and commercialize improvements to existing and new product lines.

We introduced our PhotonBlade™ device in 2017 and there can be no assurance on the level of market acceptance or revenue generated by this product.

In the third quarter of 2016, we announced that we had received FDA 510(k) clearance for PhotonBlade™, a new device that integrates our Intelligent Photonics® technology into an advanced energy device used for cutting and coagulation of soft-tissue during surgical procedures. We initiated a limited launch of the PhotonBlade™ device in the first quarter of 2017 to obtain feedback from initial users with a goal of launching the product more broadly in the middle of 2017. Shortly after the limited launch, we received a small number of customer complaints which related to possible unintended energy discharge from the device with the potential to cause tissue damage to patients. In June 2017, we initiated a voluntary recall of the device. We are now in the process of redesigning the device to correct the performance issues that prompted the recall and intend to relaunch the product in the third quarter of 2017. We cannot be assured we can successfully redesign the PhotonBlade™ so as to eliminate the performance issues that prompted the recall, or that we will be able to relaunch the product in a timely fashion. Furthermore, in light of the recall, we cannot assure that the redesigned PhotonBlade™ will achieve market acceptance. We will be required to devote significant resources to relaunch and market the PhotonBlade™ and cannot be assured that these activities will generate revenue as anticipated. If we fail to successfully redesign the device to eliminate the performance issue, or relaunch the product in a timely fashion, on our current timing or at all, or if our revenue grows more slowly than we expect, our business and financials will be adversely affected.

If we are unable to convince hospital facilities to approve the use of our devices, our sales may decrease.

In the United States, in order for surgeons to use our devices, the hospital facilities in which surgeons treat patients will typically require us to receive approval from the facility’s Value Analysis Committee (VAC). VACs typically review the comparative effectiveness and cost of medical devices used in the facility. The makeup and evaluation processes for VACs vary considerably, and it can be a lengthy, costly and time-consuming effort to obtain approval by the relevant VAC. For example, even if we have an agreement with a hospital system for the purchase of our devices, in most cases, we must obtain VAC approval by each hospital within the system to sell at that particular hospital. Additionally, hospitals typically require separate VAC approval for each specialty in which our device is used, which may result in multiple VAC approval processes within the same hospital even if such device has already been approved for use by a different specialty group. We often need VAC approval for each different device to be used by surgeons in each discrete specialty. In addition, hospital facilities and group purchasing organizations, or GPOs, which manage purchasing for multiple facilities, may also require us to enter into a purchasing agreement and satisfy numerous elements of their administrative procurement process, which can also be a lengthy, costly, and time-consuming effort. If we do not receive access to hospital facilities in a timely manner, or at all, via these VAC and purchasing contract processes, or otherwise, or if we are unable to secure contracts in a timely manner, or at all, our operating costs will increase, our sales may decrease, and our operating results may be harmed. Furthermore, we may expend significant effort and still be unable to obtain VAC approval or a purchase contract from hospitals or GPOs.

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

We currently sell our devices through our direct sales representatives in the United States. Our direct sales force works with independent sales agents or agencies, who assist us in educating targeted surgeons. Our operating results are dependent upon the sales and marketing efforts of our direct sales representatives. If our direct sales force fails to adequately promote, market and sell our devices, our sales may suffer.

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

We rely on a number of suppliers who manufacture certain components of our devices, including specialty machining for our retractors and molding for our waveguides and handheld components. We do not have long-term supply agreements with most of our suppliers, and, in many cases, we purchase components on a purchase order basis. Our suppliers may encounter problems during manufacturing for a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these third-party suppliers also subjects us to other risks that could harm our business, including:

•	we are not a major customer of many of our suppliers, and these suppliers may therefore give other customers’ needs higher priority than ours;
•	we may not be able to obtain an adequate supply in a timely manner or on commercially reasonable terms;
•	price fluctuations due to a lack of long-term supply arrangements with our suppliers for components;
•	our suppliers, especially new suppliers, may make errors in manufacturing that could negatively affect the efficacy or safety of our devices or cause delays in shipment;
•	we may have difficulty locating and qualifying alternative suppliers;
•	switching components or suppliers may require device redesign and possibly premarket submission to the FDA;
•	the failure of our suppliers to comply with strictly enforced regulatory requirements, which could result in disruption of supply and/or increased expenses;
•	the occurrence of a fire, natural disaster or other catastrophe impacting one or more of our suppliers may affect the supplier’s ability to deliver components to us in a timely manner;
•	additional business, logistical and regulatory risks related to our relationships with international suppliers in China and South Korea;
•	our suppliers may encounter financial hardships unrelated to our demand, which could inhibit their ability to fulfill our orders and meet our requirements; and
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

We need to maintain substantial levels of inventory to protect ourselves from supply interruptions. In addition, because of the broad choice of devices we offer the many surgeon specialists who use our devices, we must maintain sufficient inventory on hand to ensure each order is filled when received, and we provide our sales representatives with trunk stock inventory to allow them to demonstrate the breath of our offering. As a result of our substantial inventory levels, we are subject to the risk that a substantial portion of our inventory could become obsolete, which could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory. For example, we introduced our Eikon LT retractor series at the beginning of 2016 which quickly displaced its predecessor the Eikon Classic retractor series. As a result, we recorded a 100% reserve against finished good inventory on hand and trunk stock inventory held by our sales representatives for the Eikon Classic retractor series for the year ended December 31, 2016. In the six months ended June 30, 2017, we reserved $494,000 related to on hand and trunk stock inventory that was obsolete due to a design modification to PhotonBladeTM. We may need to write off inventory for other reasons as well.

We have limited clinical data to support the clinical and cost benefits of use of our devices, which could be a barrier to further surgeon adoption of our devices

For FDA purposes, our devices are classified as Class I, Class II exempt or Class II devices. Class I and Class II exempt devices do not require a 510(k) premarket notification. Our Class II devices, which require a 510(k) premarket notification, are not in a category that requires clinical studies to obtain clearance for marketing. As a result, the FDA has not required, and we have not developed, clinical data supporting the safety and efficacy of our devices. Therefore, we currently lack clinical data supporting the benefits and cost effectiveness of our devices compared to other illumination solutions. As a result, surgeons may be slow to adopt or recommend our devices, and we may encounter difficulty obtaining approval from VACs. Further, any clinical studies that we initiate or the clinical experience of surgeons may indicate that our devices do not provide advantages over our competitors’ surgical illumination devices or that our devices do not deliver sufficient benefits to justify their cost. Such results could slow the adoption of our devices and significantly reduce our sales, which could harm our business and reputation.

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

The medical device industry is highly competitive and subject to rapid change and technological advancements. Therefore, it is important to our business that we continue to enhance our device offerings and introduce new devices. Developing new devices is expensive and time-consuming and could divert management’s attention away from our core business. Even if we are successful in developing additional devices, the success of any new device offering or enhancements to existing devices will depend on several factors, including our ability to:

•	properly identify and anticipate surgeon and patient needs;

•	develop and introduce new devices or device enhancements in a timely manner;
•	develop an effective and dedicated sales and marketing team;
•	avoid infringing upon the intellectual property rights of third-parties by developing our own intellectual property to protect our inventions;
•	demonstrate, if required, the safety and efficacy of new devices with data from preclinical studies and clinical trials;
•	obtain the necessary regulatory clearances or approvals for new devices or device enhancements;
•	be fully FDA-compliant with marketing of new devices or modified devices;
•	provide adequate training to potential users of our devices; and
•	receive adequate coverage and reimbursement for procedures performed with our devices.

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

Additionally, one of our employees has received a letter from Medtronic PLC, or Medtronic, indicating a concern about “inevitable disclosure” of trade secrets, which did not relate to specific accusations of actual misconduct. We may be subject to litigation as a result of this letter or others that we or our employees may receive in the future. In December 2016, Medtronic filed a civil complaint in the State Court of Minnesota against us, alleging tortious interference with contract, and two of our sales employees, alleging breach of contract, misappropriation of trade secrets and breach of duty of loyalty. The complaint seeks unspecified monetary damages. Additionally, in connection with the civil complaint, a temporary restraining order was filed against us and the two named employees to stop the employees from selling PhotonBlade™. In January 2017, the State Court of Minnesota entered into a temporary restraining order against us, relating to sales by the two employees of PhotonBlade™. A temporary injunction hearing was held in May 2017, and the court entered an order in July 2017, granting in part and denying in part the motion for temporary injunction.  This lawsuit is scheduled for trial in January 2018. We are incurring and expect to continue incurring significant costs related to defending this action.

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

In addition, our employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly below the market price of our common stock.

If we fail to properly manage our anticipated growth, our business could suffer.

We have been growing in recent periods and have a relatively short history of operating as a commercial company. We intend to continue to grow and may experience periods of rapid growth and expansion. Future growth will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. In addition, rapid and significant growth will place a strain on our administrative personnel, information technology systems and other operational infrastructure. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals. To achieve our revenue goals, we must continue to hire, train, retain and motivate skilled personnel.

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

Currently, the gross profit generated from the sale of our devices is not sufficient to cover our operating expenses. To achieve profitability, we need to, among other things, reduce the per unit manufacturing cost of our current devices and attain low per unit manufacturing costs for our future devices, including the PhotonBlade™. This cannot be achieved without improving manufacturing efficiency and increasing our manufacturing volume to leverage manufacturing overhead costs. If we are unable to improve manufacturing efficiency and reduce manufacturing overhead costs per unit, our ability to achieve profitability will be constrained. Any increase in manufacturing volumes is dependent upon a corresponding increase in sales. The occurrence of one or more factors that negatively impact the manufacturing or sales of our devices or reduce our manufacturing efficiency may prevent us from achieving our desired decrease in manufacturing costs, which would prevent us from attaining profitability.

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

We currently sell our devices in the United States and have recently began selling in Asia. We also expect to expand sales to Europe and other regions, both directly and through distributors, which will require us to identify and develop relationships with distributors who will focus on marketing our devices.

The sale and shipment of our devices across international borders, as well as the purchase of components from international sources, such as from suppliers in China and South Korea, subject us to United States and foreign governmental trade, import and export, and customs regulations and laws. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. Other laws and regulations that can significantly impact us include various anti-bribery laws, including the FCPA and anti-boycott laws, as well as export controls laws. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.

Additionally, the countries into which we expand our sales in the future may have different practices than the United States regarding the use of disposable medical devices. In the United States, our single-use optical waveguides for use with reusable retractors, single-use handheld illuminated aspiration devices, PhotonBlade™, and single-use drop-in intracavity illuminators are not reused, whereas surgeons in some countries may reuse our single-use devices. Customers in these countries may be less willing to purchase our single-use devices as they were not designed to be reusable, or they may purchase fewer of our single-use devices than United States-based customers purchase, because they choose to reuse our devices rather than purchasing additional single-use devices from us.

International operations will expose us and our distributors to risks inherent in operating in foreign jurisdictions. These risks include:

•	difficulties in obtaining, enforcing or defending intellectual property rights;
•	pricing pressure that we may experience internationally;
•	a shortage of high-quality sales people and distributors;
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

Our success depends, in part, on not infringing the patents or violating the proprietary rights of others. Significant litigation regarding patent rights occurs in the medical device industry. It is possible that U.S. and foreign patents and pending patent applications controlled by third parties may be alleged to cover our devices. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use, sell, or offer to sell our devices. We or our employees may receive in the future and have received in the past, particularly as a public company, communications from patent holders or other third parties, including non-practicing entities, alleging infringement of patents or other intellectual property rights, actual or potential future misappropriation of trade secrets, or offering licenses to such intellectual property. In this regard, one of our employees has received a letter from Medtronic indicating a concern about “inevitable” disclosure of trade secrets, which did not relate to specific accusations of actual misconduct. We may be subject to litigation as a result of this letter or others that we or our employees may receive in the future.

In December 2016, Medtronic filed a civil complaint in the State Court of Minnesota against us, alleging tortious interference with contract, and two of our sales employees, alleging breach of contract, misappropriation of trade secrets and breach of duty of loyalty. The complaint seeks unspecified monetary damages. Additionally, in connection with the civil complaint, a temporary restraining order was filed against us and the two named employees to stop the employees from selling PhotonBlade™. In January 2017, the State Court of Minnesota entered into a temporary restraining order against us, relating to sales by the two employees of PhotonBlade™. A temporary injunction hearing was held in May 2017, and the court entered an order in July 2017, granting in part and denying in part the motion for temporary injunction. This lawsuit is scheduled for trial in January 2018.  We are incurring and ccould continue to incur significant costs related to defending this action.

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

The large number of patents, the rapid rate of new patent applications and issuances, the complexities of the technologies involved and the uncertainty of litigation significantly increase the risks related to patents or other proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling, offering to sell, making, or using devices that use the disputed intellectual property;
•

obtain a license from the intellectual property owner to continue selling, offering to sell, making, licensing, or using devices, which license may require substantial royalty payments and may not be available on reasonable terms, or at all;

•	incur significant legal expenses;
•	pay substantial damages, treble damages, or royalties to the party whose intellectual property rights we may be found to be infringing;
•	pay the attorney fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing; and
•	redesign those devices that contain the allegedly infringing intellectual property, which could be costly, disruptive and/or infeasible.

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

Our operations have consumed substantial amounts of cash since inception, and we anticipate our expenses will increase as we seek to continue to grow our business and transition to operating as a public company. We believe that our growth will depend, in part, on our ability to fund our commercialization efforts and our efforts to develop new technologies for surgical illumination and visualization, as well as technology complementary to our current devices. Our existing resources may not allow us to conduct all of these activities that we believe would be beneficial for our future growth. As a result, we may need to seek funds in the future and, if we are unable to raise funds on favorable terms, or at all, we may not be able to support our commercialization efforts or increase our research and development activities and the growth of our business may be negatively impacted. As a result, we may be unable to compete effectively. For the six months ended June 30, 2017 and for the years ended December 31, 2016 and 2015, our net cash used in operating activities was $21.3 million, $36.6 million, and $31.2 million, respectively. As of June 30, 2017, we had working capital of $25.9 million, which included $26.3 million in cash and cash equivalents and short-term investments. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

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

To finance these activities, we may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings and collaborative arrangements with corporate partners.  In July 2016, in order to facilitate the raising of additional funds, we filed a shelf registration statement on Form S‑3 (Registration No. 333‑212395) that allows us to sell up to an aggregate of $100,000,000 of our common stock, preferred stock, warrants, depository shares and/or units.  In July 2016, we also filed a prospectus supplement for an at-the-market, or ATM, program of up to $25.0 million.  In August 2016, we sold 3,220,000 shares in a secondary offering pursuant to this shelf registration and a prospectus supplement.  If we raise additional funds by issuing equity securities, our stockholders may experience dilution.  In March 2017, we also entered into a debt agreement with MidCap (as defined below) for up to $30.0 million in term loans and up to $20.0 million under a revolving credit facility, which available amounts are subject to our ability to achieve certain revenue thresholds and meet certain other conditions.  This debt arrangement imposes upon us, and any future debt financing into which we enter may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions.  See “—We may not be able to generate sufficient cash to service our indebtedness, which currently consists of our credit agreements with MidCap” below for more information.  Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.  If we raise additional funds through collaboration and licensing arrangements with third-parties, it may be necessary to relinquish some rights to our technologies or our devices, or grant licenses on terms that are not favorable to us.

We cannot be certain that additional funding will be available on acceptable terms, if at all.  Additionally, we cannot be certain that we will have access to the full amount available under our debt agreement with MidCap if we fail to achieve certain revenue thresholds or meet other conditions, or that we will be able to renegotiate the terms of our credit facility to access further funding.  We may not be able to issue equity securities under our shelf registration statement or ATM program due to unacceptable terms and conditions to us in the capital markets.  If we do not have, or are not able to obtain, sufficient funds, we may have to reduce our cash burn rate, delay hiring of new staff, delay research and development projects, delay development or commercialization of our devices in development, license to third parties the rights to commercialize devices or technologies that we would otherwise seek to commercialize, and reduce discretionary operating expenses.  If we are unable to generate sufficient cash flows or to raise adequate funds to finance our forecasted expenditures, we may have to liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our development programs.  We also may have to reduce sales, marketing, engineering, customer support or other resources devoted to our existing products, or cease operations. Any of these actions could impede our ability to achieve our business objectives and harm our operating results.

We may not be able to generate sufficient cash to service our indebtedness, which currently consists of our credit agreements with MidCap.

On March 10, 2017, we entered into a credit and security agreement with MidCap Financial Trust and their affiliates, or MidCap, that provides for up to $30.0 million in term loans. Under the terms of the agreement, we borrowed the first term loan of $20.0 million at closing and will be eligible to draw down an additional term loan of $10.0 million prior to December 31, 2018, provided that we achieve a certain revenue target prior to that date, which hawse have not met, and do not expect to meet in the next twelve months. The term loans accrue interest at a floating rate equal to 6.50% per annum, plus the greater of (i) 1.5% or (ii) one month Libor. Principal is payable in 36 equal monthly installments beginning April 1, 2019 until paid in full on March 1, 2022. In connection with entry into the credit and security agreement with MidCap, we terminated the HCRP loan agreement and used a portion of the term loan proceeds to repay all amounts outstanding under such agreement.

Also on March 10, 2017, we entered into a separate credit and security agreement with MidCap that provides for a revolving credit facility of up to $10.0 million based on the eligible accounts receivable and inventory balances. As of June 30, 2017, we have outstanding borrowings of $3.5 million under this revolving credit facility. We may increase the total commitments under the revolving credit facility by up to an additional $10.0 million, subject to certain conditions. Loans under the revolving credit facility accrue interest at a floating rate equal to 3.25% per annum, plus the greater of (i) 1.5% or (ii) one month LIBOR. The facility terminates in full on March 1, 2022 unless terminated earlier. This new revolving credit facility replaces our $7.5 million accounts receivable credit facility that existed with SVB, under which no principal or interest was outstanding.

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

In addition, we are required to timely file various reports with the FDA, including reports required by the medical device reporting regulations, or MDRs, that require we report to the regulatory authorities if our devices may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not filed in a timely manner, regulators may impose sanctions and sales of our devices may suffer, and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business. If we initiate a correction or removal for one of our devices to reduce a risk to health posed by the device, we would be required to submit a publically available Correction and Removal report to the FDA and in many cases, similar reports to other regulatory agencies. This report could be classified by the FDA as a device recall which could lead to increased scrutiny by the FDA, other international regulatory agencies and our customers regarding the quality and safety of our devices. Furthermore, the submission of these reports has been and could be used by competitors against us in competitive situations and cause customers to delay purchase decisions or cancel orders and would harm our reputation. In June 2017, we submitted a Correction and Removal report to the FDA in connection with the voluntary recall of our  PhotonBlade™ product.

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

Repeated product malfunctions may result in a voluntary or involuntary product recall, which could divert managerial and financial resources, impair our ability to manufacture our products in a cost-effective and timely manner and have an adverse effect on our reputation, financial condition and operating results. For example, shortly after the limited launch of PhotonBlade™ we received a small number of customer complaints which related to possible unintended energy discharge from the device with the potential to cause tissue damage to patients. In June 2017, we initiated a voluntary recall of the device. We will be required to devote significant resources to relaunch and market the PhotonBlade™ and cannot be assured that these activities will generate revenue as anticipated. If we fail to redesign the device to eliminate the performance issue, or relaunch the product in a timely fashion, or if our revenue grows more slowly than we expect, our business and financials will be adversely affected.

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

In June 2017, we expanded sales to Asia, and we expect to expand sales to Europe. Prior to such date, we did not have any direct sales outside of the United States. Our corporate partners, however, sell certain of our devices outside of the United States and have already obtained the necessary regulatory approvals to sell certain of our devices outside of the United States. Sales of our devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates the exports of medical devices from the United States. Complying with international regulatory requirements can be an expensive and a time-consuming process and clearance or approval is not certain. The time required to obtain clearances or approvals, if required by other countries, may be longer than that required for FDA clearances or approvals, and requirements for such clearances or approvals may significantly differ from FDA requirements. In certain countries we may rely upon third-party or third-party distributors to obtain all required regulatory clearances or approvals, and these distributors may be unable to obtain or maintain such clearances or approvals. Our distributors in these countries may also incur significant costs in attempting to obtain and in maintaining foreign regulatory approvals or qualifications, which could increase the difficulty of attracting and retaining qualified distributors. If these distributors experience delays in receiving necessary qualifications, clearances or approvals to market our devices outside the United States, or if they fail to receive those qualifications, clearances or approvals, we may be unable to market our devices in certain international markets effectively, or at all, which will adversely affect our results of operations and financial condition generally.

Healthcare policy changes, including recent federal legislation to reform the U.S. healthcare system, may have a material adverse effect on us.

Our operations are impacted by the federal Patient Protection and Affordable Care Act of 2010, which, as amended is known as the ACA. Effective January 1, 2013, we began to incur a 2.3% excise tax on sales of medical devices in the United States. Compliance with the ACA has imposed significant administrative and financial burdens on us. Such excise tax has been temporarily suspended effective January 1, 2016 through December 31, 2017. The current administration have expressed an intention to repeal the ACA and replace it with alternative reforms. The details and timing of any such actions are unknown at this time.

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

On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012, or the ATRA, came into effect, which, among other things, further reduced Medicare payments to several providers, including hospitals.

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

In addition, the market prices of the stock of many new issuers in the medical device industry and of other companies with smaller market capitalizations like us have been volatile and from time to time have experienced significant share price and trading volume changes unrelated or disproportionate to the operating performance of those companies. As a result, stockholders have filed securities class action litigation following periods of market volatility.  Any securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business, results of operations, financial condition, reputation and cash flows.  See Part II, Item 1, “Legal Proceedings” and Note 8, “Commitments and Contingencies” to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.  These factors may materially and adversely affect the market price of our common stock.

A substantial number of additional shares may be sold into the public market in the near future, which may cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial amount of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our common stock. As of June 30, 2017, we have 17,041,158 shares of common stock outstanding. This includes the 4,600,000 shares of our common stock we sold in our IPO in June 2015 and 3,220,000 shares of our common stock we sold in a secondary offering in August 2016, which may be resold in the public market immediately. In July 2016, in order to facilitate the raising of additional funds, we filed a shelf registration statement on Form S‑3 (Registration No. 333‑212395) that allows us to sell up to an aggregate of $100,000,000 of our common stock, preferred stock, warrants, depository shares and/or units. The shares we sold in a secondary offering in August 2016 were sold pursuant to this shelf registration and a prospectus supplement.

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

As of June 30, 2017, our directors and executive officers and stockholders holding more than 5% of our capital stock, and their affiliates, own a substantial majority of our outstanding common stock. To the extent our existing stockholders purchase additional shares, this ownership concentration would increase. As a result, if these stockholders were to choose to act together, they would be able to control the management and affairs of our company and most matters and exercise significant influence over most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

We could be an emerging growth company until as late as December 31, 2020, although circumstances could cause us to lose that status at the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates is at least $700 million as of the last business day of our most recently completed second fiscal quarter, (ii) the end of the fiscal year in which we have total annual gross revenues of $1.07 billion or more during such fiscal year, or (iii) the date on which we issue more than $1.0 billion in non-convertible debt in a three-year period.

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

None.

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

Invuity, Inc.

Date: July 26, 2017	By:	/s/ Philip Sawyer
Philip Sawyer
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 26, 2017	By:	/s/ James Mackaness
James Mackaness
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Invuity, Inc. Restricted Stock Unit Deferral Program for Outside Directors.

10.2	Invuity, Inc. Restricted Stock Unit Deferral Program for Outside Directors Award Notice.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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