Form 10-Q
period 2017-09-30
Invuity, Inc.
filed 2017-11-07
CIK 1393020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of the registrant’s Common Stock outstanding as of November 3, 2017 was 17,139,371.

i

PART I—Financial Information

ITEM 1. Financial Statements.

INVUITY, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$24,338	$28,300
Short-term investments	4,497	10,737
Restricted cash - current	181	181
Accounts receivable, net	6,236	5,782
Inventory	6,496	5,052
Prepaid expenses and other current assets	1,634	1,088
Total current assets	43,382	51,140
Restricted cash	909	909
Property and equipment, net	7,430	8,286
Other long-term assets	333	—
Total assets	$52,054	$60,335
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,484	$2,192
Accrued and other current liabilities	5,934	6,351
Short-term debt	5,546	1,362
Total current liabilities	14,964	9,905
Deferred rent	2,615	2,721
Long-term debt	29,076	13,261
Total liabilities	46,655	25,887
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value—10,000,000 shares authorized at September 30, 2017 and December 31, 2016, no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value—100,000,000 shares authorized at September 30, 2017 and December 31, 2016 17,123,856 and 16,950,940 shares issued and outstanding at September 30, 2017 and December 31, 2016	17	17
Additional paid-in capital	184,109	180,647
Accumulated deficit	(178,727)	(146,216)
Total stockholders’ equity	5,399	34,448
Total liabilities and stockholders’ equity	$52,054	$60,335

See accompanying notes to unaudited condensed financial statements.

The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

INVUITY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue	$9,600	$8,478	$28,391	$23,106
Cost of goods sold	2,888	2,219	8,002	6,416
Gross profit	6,712	6,259	20,389	16,690
Operating expenses:
Research and development	2,326	2,471	7,165	7,412
Selling, general and administrative	12,790	12,134	41,847	38,885
Total operating expenses	15,116	14,605	49,012	46,297
Loss from operations	(8,404)	(8,346)	(28,623)	(29,607)
Interest expense	(545)	(505)	(1,559)	(1,514)
Interest income	51	—	162	—
Other income (expense), net	(9)	30	(188)	61
Loss on extinguishment of debt	—	—	(2,303)	—
Net loss and comprehensive loss	$(8,907)	$(8,821)	$(32,511)	$(31,060)
Net loss per common share, basic and diluted	$(0.52)	$(0.56)	$(1.91)	$(2.19)
Weighted-average shares used to compute net loss per common share, basic and diluted	17,093,183	15,690,785	17,016,312	14,173,534

See accompanying notes to unaudited condensed financial statements.

INVUITY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(32,511)	$(31,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,510	1,481
Stock-based compensation	2,429	1,716
Non-cash interest expense	92	107
Original issue discount upon extinguishment of debt	(782)	—
Non-cash portion of extinguishment loss	352	—
Accretion of premium on marketable securities	(18)	—
Recovery (provision) for doubtful accounts	(6)	63
Changes in operating assets and liabilities:
Accounts receivable	(443)	(1,593)
Inventory	(1,444)	61
Prepaid expenses and other current assets	(546)	(199)
Other non-current assets	(333)	—
Accounts payable	1,302	327
Accrued liabilities	(547)	1,145
Deferred rent	(106)	(59)
Net cash used in operating activities	(31,051)	(28,011)
Cash flows from investing activities
Purchases of property and equipment	(668)	(884)
Purchases of marketable securities	(9,462)	—
Maturities of marketable securities	15,720	—
Net cash provided by (used in) investing activities	5,590	(884)
Cash flows from financing activities
Proceeds from secondary offering, net of issuance costs	—	29,653
Proceeds from common stock offering from at-the-market equity offering, net of offering costs	57	—
Proceeds from revolving credit facility	5,546	—
Proceeds from issuance of long-term debt, net of issuance costs	29,672	—
Payments of long-term debt - related party	(14,193)	—
Proceeds from issuance of common stock upon exercise of stock options	417	655
Net cash provided by financing activities	21,499	30,308
Net increase (decrease) in cash and cash equivalents	(3,962)	1,413
Cash and cash equivalents, beginning of period	28,300	46,296
Cash and cash equivalents, end of period	$24,338	$47,709
Supplemental disclosures of cash flow information
Interest paid to third party	$1,511	$1,406
Non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued liabilities at period end	$15	$138
Offering issuance costs in accounts payable	—	429

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

Liquidity

The Company has incurred net losses from operations since inception, including $32.5 million in the nine months ended September 30, 2017, and has an accumulated deficit of $178.7 million as of September 30, 2017.  The Company has $28.8 million in cash and cash equivalents and short-term investments, and $34.6 million in debt outstanding at September 30, 2017.  The Company expects to incur additional losses and negative cash flows for the foreseeable future.  Management believes that its cash, cash equivalents and short-term investments at September 30, 2017, and additional funding available under the revolving credit facility with MidCap Financial Trust, and their affiliates (“MidCap”), will provide sufficient funds to enable the Company to meet its operating plan through at least twelve months from issuance date.  In addition, on July 1, 2016, the Company filed a prospectus supplement for an at-the-market offering (“ATM”) program of up to $25.0 million.  However, if the Company’s anticipated operating results are not achieved in future periods, additional debt or equity financing may need to be raised, or planned expenditures may need to be reduced.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10‑Q and Rule 10‑01 of Regulation S‑X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2016 and filed with the U.S. Securities and Exchange Commission (the “SEC”). The accompanying year-end balance sheet was derived from the audited financial statements included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2016. The results for the three months and nine months ended September 30, 2017 are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable and accounts payable, approximate fair value due to their relatively short maturities. As of September 30, 2017 and December 31, 2016, based on Level 2 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s long-term debt approximates its fair value.

Customer Concentration

Significant customers are those which represent 10% or more of the Company’s total revenue for each period presented in the condensed statements of operations and comprehensive loss or 10% or more of the Company’s net accounts receivable balance at each respective balance sheet date. As of and for the year ended December 31, 2016 and as of and for the three and nine months ended September 30, 2017 and 2016, the Company had no customers that represented 10% or more of its revenue or accounts receivable balances.

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

Segment Reporting

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. The majority of the Company’s assets are maintained in the United States. The Company derives the majority of its revenue from sales to customers in the United States, based upon the billing address of the customer.

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

The Company will adopt the new revenue standards on January 1, 2018, using the modified retrospective method.  The new revenue standard is principles based and interpretation of those principles may vary from company to company based on their unique circumstances.  It is possible that interpretation, industry practice, and guidance may evolve as companies and the accounting profession work to implement this new standard.  The Company is in the process of completing the evaluation of the potential impact of the new standard, and has determined the impact to revenues recognized in the period prior to adoption would be immaterial.

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

As a result of adopting ASU No. 2016‑09, the Company has made an accounting policy election to account for forfeitures as they occur. This change has been applied on a modified retrospective basis, with no material impacts on the Company’s financial statements. The adoption of ASU No. 2016‑09 also requires excess tax benefits and tax deficiencies be recorded in the income statement as opposed to additional paid‑in capital when the awards vest or are settled, and has been applied on a prospective basis with no impact on the financial statements as of and for the three and nine months ended September 30, 2017. As a result of the adoption, the Company's increased its total NOLs by $1.0 million on January 1, 2017 related to deferred tax assets that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting purposes. This amount is fully offset by the valuation allowance.

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

•

In August 2016, the FASB issued ASU No. 2016‑15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This update addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (“COLIs”) (including bank-owned life insurance policies (“BOLIs”); distributions received from equity method investees; beneficial “interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle.  ASU No. 2016‑15 is effective for public entities for annual periods beginning after December 15, 2017.  The Company has evaluated the potential impact of the new standard, and determined the impact to the Statement of Cash Flows in the period prior to adoption is immaterial.

•

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company has evaluated the potential impact of the new standard, and determined the impact to the Statement of Cash Flows in the period prior to adoption is immaterial.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$21,535	$—	$—	$21,535
Commercial paper	—	4,497	—	4,497
	$21,535	$4,497	$—	$26,032

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$18,755	$—	$—	$18,755
Commercial paper	—	9,582	—	9,582
Corporate debt securities	—	9,533	—	9,533
	$18,755	$19,115	$—	$37,870

As of September 30, 2017 and December 31, 2016, the carrying value of the Company’s short-term investments approximates their fair value.

4.            Balance sheet components

Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Raw materials	$1,079	$699
Work-in-process	1,756	1,144
Finished goods	3,661	3,209
Total inventory	$6,496	$5,052

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Prepaid expenses	$1,436	$1,004
Other	198	84
Total prepaid expenses and other current assets	$1,634	$1,088

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Computer equipment and software	$1,353	$1,330
Laboratory and manufacturing equipment	2,613	2,165
Furniture and fixtures	1,516	1,442
Leasehold improvements	7,153	7,153
Assets in Progress	358	304
Total property and equipment, gross	12,993	12,394
Less: accumulated depreciation and amortization	(5,563)	(4,108)
Total property and equipment, net	$7,430	$8,286

Depreciation and amortization expense was $0.5 million for each of the three months ended September 30, 2017 and 2016, and $1.5 million for each of the nine months ended September 30, 2017 and 2016.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Accrued payroll-related expenses	$4,390	$5,301
Accrued distributor/GPO commission	394	193
Accrued professional fees	599	246
Deferred rent	261	261
Other accrued liabilities	290	350
Total accrued and other current liabilities	$5,934	$6,351

5.           Debt

On March 10, 2017, the Company entered into a credit and security agreement with MidCap, as agent, for up to $30.0 million in term loans. Under the terms of the agreement, the Company borrowed the first term loan of $20.0 million (“Tranche 1”) at closing. The Tranche 1 term loan accrues interest at a floating rate equal to 6.50% per annum, plus the greater of (i) 1.5% or (ii) one month LIBOR. Interest shall accrue on the date of the commencement of funding and is payable in arrears on the first day of each month. Principal is payable in 36 equal monthly installments beginning April 1, 2019, subject to extension to October 1, 2019, if the Company achieves a certain revenue target, until paid in full on March 1, 2022. The Company used $17.2 million of the $20.0 million Tranche 1 term loan to pay off in full the outstanding $15.0 million loan with Health Care Royalty Partners including a $1.8 million prepayment fee and $0.4 million in interest.

On September 26, 2017, the Company amended the credit and security agreement with MidCap and borrowed the second term loan of $10.0 million (“Tranche 2”).  The Tranche 2 term loan accrues interest at a floating rate equal to 6.50% per annum, plus the greater of (i) 1.5% or (ii) one month LIBOR.  Interest shall accrue on the date of the commencement of funding and is payable in arrears on the first day of each month.  Principal is payable in 36 equal monthly installments beginning April 1, 2019, subject to extension to October 1, 2019, if the Company achieves a certain revenue target, until paid in full on March 1, 2022.

The Company also entered into a separate credit and security agreement with MidCap on March 10, 2017 that provides for a revolving credit facility of up to $10.0 million based on the eligible accounts receivable and inventory balances, as amended on September 26, 2017. The Company may increase the total commitments under the revolving credit facility by up to an additional $10.0 million, subject to the Company meeting certain conditions. Loans under the revolving credit facility accrue interest at a floating rate equal to 3.25% per annum, plus the greater of (i) 1.5% or (ii) one month LIBOR. Interest is payable in arrears on the first day of each month subsequent to the draw down date. The facility terminates in full on March 1, 2022 unless terminated earlier. As of September 30, 2017, the Company had drawn down $5.5 million under the revolving credit facility. This revolving credit facility replaced the Company’s $7.5 million accounts receivable credit facility that existed with Silicon Valley Bank (“SVB”), which the Company terminated in March 2017 and paid a termination fee of $150,000.

The term loan facility and the revolving credit facility are secured by substantially all of the Company’s assets, including intellectual property. In addition, under the terms of the agreement, the Company is required to meet certain covenants which if the Company is unable to meet, or if the Company does not make its payments, the Company may be found in default and all obligations may be accelerated and become immediately due and payable upon the sole election of the lenders. The Company must also comply with a financial covenant relating to certain quarterly minimum Net Revenue (as defined in the credit agreements) requirements on a trailing twelve month basis. As of September 30, 2017, the Company was in compliance with all required covenants.

In connection with the term loan facility, the Company agreed to issue to each lender warrants to purchase shares of the Company’s common stock upon the drawdown of each tranche in an aggregate amount equal to 2.0% of the amount drawn, divided by the exercise price per share for that tranche. In connection with the Tranche 1 term loan, the Company issued warrants to purchase an aggregate of 50,618 shares of the Company’s common stock, at an exercise price equal to $7.90 per share. These warrants, which were recorded within stockholders’ equity, were fair valued at $279,000 upon issuance using a Black-Scholes valuation model. The assumptions used in the Black-Scholes model consisted of a 10 year contractual term, interest free rate of 2.58%, dividend yield of 0.0% and volatility of 60.0%.  The fair value was recorded as a discount to the initial $20.0 million term loan and will be amortized as interest expense over the term of the agreement, which is approximately five years.  In connection with the Tranche 2 term loan, the Company issued warrants to purchase an aggregate of 47,790 shares of the Company’s common stock, at an exercise price equal to $8.37 per share.  These warrants, which were recorded within stockholders’ equity, were fair valued at $278,000 upon issuance using a Black-Scholes valuation model.  The assumptions used in the Black-Scholes model consisted of a 10 year contractual term, interest free rate of 2.24%, dividend yield of 0.0% and volatility of 60.0%.  The fair value was recorded as a discount to the initial $10.0 million term loan and will be amortized as interest expense over the term of the agreement, which is approximately five years.

6.           Stock Option Plans

In April 2015, the Company’s board of directors and stockholders approved the 2015 Equity Incentive plan (the “2015 Plan”), effective June 11, 2015, covering incentive stock options, nonstatutory stock options and restricted stock awards that may be granted to employees, directors and consultants.

During the three months ended September 30, 2017 and 2016, the Company granted 349,800 and 21,400 options, respectively, to employees, with a weighted average grant date fair value of $8.01 per share and $11.59 per share respectively. During the nine months ended September 30, 2017 and 2016, the Company granted 1,084,505 and 756,950 options, respectively, to employees, with a weighted average grant date fair value of $7.09 per share and $7.49 per share, respectively. The options granted in 2017 included 268,000 options granted to certain executive officers with a market-based condition. The 268,000 options were valued at an aggregate value of $0.7 million using the Monte Carlo Simulation model, which will be amortized over three years from the date of grant.

The aggregate intrinsic value of options exercised was $0.2 million and $0.6 million for the three and nine months ended September 30, 2017, and $0.0 million and $0.5 million for the three and nine months ended September 30, 2016, respectively. The weighted-average remaining contractual life of options outstanding was 7.5 years as of each of September 30, 2017 and December 31, 2016. For vested and expected to vest options, the weighted-average remaining contractual life as of each of September 30, 2017 and December 31, 2016 was 7.5 years.

For the three months ended September 30, 2017, the Company granted 15,000 restricted stock units (“RSUs”) to a new non-employee board member (“Outside Director”) with a grant date fair value, in the aggregate, of $0.1 million.  Under the Company’s Restricted Stock Unit Deferral Program for Outside Directors, Outside Directors may elect to defer the receipt of shares upon vesting of RSUs granted under the 2015 Plan.  A deferral election will apply to the entirety of the particular RSU award and no partial elections may be made.  A deferral election is irrevocable once made. In the event an Outside Director makes a deferral election, the shares of common stock underlying the deferred RSUs will not be distributed to such Outside Director until the earlier of his or her separation of service as a board member or upon a “Change in Control” (as defined in the 2015 Plan) of the Company.  The new Outside Director elected to defer receipt of the RSUs granted to him under the 2015 Plan.

For the nine months ended September 30, 2017, the total RSUs granted were 168,000 with a fair value of $1.1 million, including the RSUs granted to Outside Directors on the date of the Company’s 2017 Annual Meeting (the “2017 Annual Meeting”) and 71,500 RSUs granted to executive officers with a fair value of $0.5 million. The RSUs granted to executive officers have a four-year term and vest 25% annually. The RSUs granted to Outside Directors on the date of the 2017 Annual Meeting will vest 100% on the earlier of the 2018 Annual Meeting of Stockholders or the one year anniversary of the 2017 Annual Meeting, with the exception of any RSUs that an Outside Director elected to defer, which RSUs generally will vest 100% on the first anniversary of the date that the Outside Director elected to defer such RSUs.    Four out of five of the Company’s Outside Directors elected to defer receipt of the RSUs granted to them under the 2015 Plan on the date of the 2017 Annual Meeting.

During the three months ended September 30, 2016, the Company granted a total of 10,000 RSUs to a consultant with an aggregate grant date fair value of $110,000.  For the nine months ended September 30, 2016, the Company granted a total of 217,000 RSUs with an aggregate grant date fair value of $1.5 million.  The RSUs had a range of vesting terms from a minimum of one month to a maximum of five years.

Stock‑Based Compensation

The fair value of stock options granted to employees is amortized on a straight-line basis over the requisite service period of the award. Stock‑based compensation related to stock options granted to non-employees is recognized as the stock options are earned. The Company recognized total employee-related stock compensation expenses of $0.9 million and $2.2 million for the three and nine months ended September 30, 2017, respectively, and $0.5 million and $1.6 million for the three months and nine months ended September 30, 2016, respectively. In addition, the Company recognized non-employee stock compensation expenses of $93,600 and $205,000 for the three and nine months ended September 30, 2017, respectively, and $46,000 and $88,000 for the three and nine months ended September 30, 2016, respectively.

The following table summarizes stock‑based compensation expense related to stock options and restricted stock units included in the condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of goods sold	$74	$37	$172	$95
Selling, general and administrative	713	425	1,719	1,306
Research and development	222	107	538	315
Total stock-based compensation expense	$1,009	$569	$2,429	$1,716

As of September 30, 2017, unrecognized compensation expense related to unvested options was $6.3 million, which the Company expects to recognize on a straight‑line basis over a weighted‑average period of 3 years. Unrecognized compensation expense related to unvested RSUs was $ 1.4 million, which the Company expects to recognize on a straight‑line basis over a weighted‑average period of 2.6 years.

7.           Net Loss per Common Share

As the Company generated net losses for all the periods presented, all potentially dilutive common securities are determined to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(8,907)	$(8,821)	$(32,511)	$(31,060)
Denominator:
Weighted-average common shares outstanding	17,093,183	15,695,193	17,017,110	14,176,655
Less: weighted-average unvested common shares subject to repurchase	—	(4,408)	(798)	(3,121)
Weighted-average shares used to compute net loss per common share, basic and diluted	17,093,183	15,690,785	17,016,312	14,173,534
Net loss per common share, basic and diluted	$(0.52)	$(0.56)	$(1.91)	$(2.19)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share because their inclusion would be anti‑dilutive:

	September 30,	September 30,
	2017	2016
Options to purchase common stock	3,177,852	2,453,373
Restricted stock units	255,327	127,000
Warrants to purchase common stock	235,415	137,007
Total	3,668,594	2,717,380

8.           Commitments and Contingencies

On February 27, 2017, a purported stockholder class action titled Paciga v. Invuity, Inc., et al., Case No. 3:17‑cv‑01005, was filed in the United States District Court for the Northern District of California against the Company, its Chief Executive Officer, and its Chief Financial Officer. The complaint alleges that the defendants made false or misleading statements to investors regarding the Company’s business prospects. The complaint purports to assert claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and the Securities Exchange Commission Rule 10b-5 on behalf of a purported class consisting of all purchasers of the Company’s common stock between July 19, 2016 and November 3, 2016, and seeks unspecified compensatory damages, attorney fees and costs, and other relief.  On May 30, 2017, the Court appointed Mike Paciga as lead plaintiff.  The lead plaintiff filed an amended complaint on July 31, 2017.  Defendants filed a motion to dismiss on September 14, 2017, and the lead plaintiff filed his opposition to the motion on October 30, 2017.  Defendants’ reply brief is due on December 4, 2017 and the motion to dismiss is currently scheduled for hearing on January 26, 2018.  The Company intends to defend the litigation vigorously. Based on information currently available, the Company has determined that the amount of any possible loss or range of possible loss is not reasonably estimable.

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

Overview

We are a commercial-stage medical technology company pioneering the use of advanced photonics to provide surgeons with improved direct visualization of surgical cavities during minimal access surgical procedures. We integrate our Intelligent Photonics® technology platform into our single-use and reusable advanced surgical devices to address some of the critical intracavity illumination and visualization challenges facing surgeons today. We utilize our proprietary advance photonics technology to develop optical waveguides that direct and shape thermally cool, brilliant light into broad, uniform and volumetric illumination of the surgical target. We believe that improving a surgeon’s ability to see critical anatomical structures can lead to better clinical and aesthetic outcomes, improved patient safety and reduced surgical time and healthcare costs. We are also using our advanced photonics technology to develop new devices and modalities to broaden the application and adoption of minimal access procedures and enable new advanced surgical techniques. Notably, in September 2016, we received U.S. Food and Drug Administration, or FDA, 510(k) clearance of,  PhotonBlade® ,   a dynamic precision illuminator with enhanced energy delivery.  The PhotonBlade® is a first-of-its-kind device, delivering directed, thermally-cool illumination at the precise point of surgical treatment in conjunction with a novel energy platform allowing for precise tissue cutting and coagulation with minimal tissue damage. As such, PhotonBlade® represents a new category of Intelligent Photonics® and strategically expands our current product portfolio.  We initiated a limited launch of the PhotonBlade® device in the first quarter of 2017, announced and implemented a voluntary recall of the device in the second quarter of 2017 due to physician feedback on unintended energy discharge, and re-introduced the product during the third quarter of 2017.    In addition we are interested in

providing our customers access to fluorescence technology which is becoming popular amongst various types of surgeons who are interested in understanding the health of tissue by measuring blood perfusion through the tissue. Notably for us, this includes breast reconstruction surgeons. To this end we are undertaking limited commercial activities with our fluorescent imaging product, PhotonVueTM, manufactured by Fluoptics Imaging Inc.

 Photonics is the science and technological applications of light. We have applied advanced principles of photonics to develop our Intelligent Photonics® technology platform, which enables the transmission, management and manipulation of light in surgical procedures. Our initial application of this technology is integrated into our family of proprietary optical waveguides. Our waveguides are sophisticated devices that rely on the principles of optics to shape and direct light. They are coupled to a modified fiber optic cable and are designed to work with the standard xenon or light-emitting diode, or LED, light sources typically found and utilized in the operating room. Our optical waveguides are incorporated into surgical devices, including our customized line of illuminated surgical retractors, handheld illuminated aspiration devices, drop-in intracavity illuminators and, most recently, PhotonBlade®.   Our retractors are reusable, but utilize a single-use optical waveguide with each procedure.  In addition, our handheld illuminated aspiration devices, drop-in intracavity illuminator, and PhotonBlade® are single-use products.

We currently sell our devices in the United States, primarily through a direct sales force. We had 63 direct sales representatives as of September 30, 2017, and over time we expect to continue to expand our direct sales force and marketing organization to further penetrate and expand the market by demonstrating the benefits of our advanced photonics technology platform to surgeons. Although our sales and marketing efforts are directed at surgeons because they are the primary users of our technology, the hospitals where surgical procedures are performed are our customers, as they typically are responsible for making the decisions to purchase our devices. Our currently marketed devices are commonly treated as general supplies utilized in surgery. As a result, the hospital or surgical center receives a single reimbursement from the third-party payor that is intended to cover the overall cost of treatment, including the cost of devices used during the procedure, as well as the overhead cost associated with the facility where the procedure is performed. There is no separate reimbursement for our devices.

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

Components of Our Results of Operations

Revenue

All of our revenue is primarily derived from sales of our devices in the United States although we recently started selling into Asia. We earn revenue from the sale of our devices primarily through our direct sales force as complemented by our independent sales agents.

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

•	Cross selling within our initial target markets and developing adjacent surgical specialties to broaden our clinical applicability; and.
•	Introducing new products to support our ability to expand our clinical application, including the launch of PhotonBlade® and PhotonVueTM.

We have experienced seasonality during the year. Revenue tends to be the lowest in the first quarter as the result of the resetting of annual patient healthcare insurance plan deductibles and by hospitals and military facilities working off their inventories of products purchased in the fourth quarter. The third quarter is similarly negatively impacted by lower procedure rates typically associated with vacation plans of both patients and surgeons. Additionally, in the third quarter of 2017, we were negatively impacted by the severe hurricanes that affected a number of our customers in Texas and Florida and delayed orders within the quarter. Revenue in the fourth quarter tends to be the highest as demand may be impacted by the desire of patients to spend their remaining balances in their flexible spending accounts or because they have met their annual deductibles under their health insurance plans. In addition, in the fourth quarter, our results can be impacted by the budgeting and buying patterns of hospitals and military facilities.

Cost of Goods Sold and Gross Margin

Cost of goods sold consists primarily of material costs, manufacturing overhead, direct labor and third-party services, such as sterilization. Manufacturing overhead represents a significant portion of cost of goods sold and includes the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management. New product launches typically have higher costs due to new manufacturing costs and lower production volumes. However, we expect overhead costs as a percentage of revenue to decrease over time as our production volume increases and our production process becomes more efficient. Cost of goods sold also includes depreciation expense for production equipment and certain direct costs such as shipping cost.

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily production volumes, manufacturing costs and product yields, adjustments to inventory reserves and the implementation of cost-reduction strategies. Gross margin on our current product portfolio, may increase over the long term as our production volume increases and we are able to spread the fixed portion of our manufacturing overhead costs over a larger number of units produced, thereby reducing our per unit manufacturing costs; however this positive trend may be offset by new product introductions, notably the PhotonBlade® and PhotonVueTM,  as new products are produced at low volumes which may result in lower margins as component costs are usually higher at lower volumes. Therefore, our gross margin will likely fluctuate from quarter to quarter in the near term.

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

Loss on Extinguishment of Debt

Loss on extinguishment of debt consists primarily of prepayment penalties associated with the early payment of our loan with HealthCare Royalty Partners, or HCRP, in addition to the write-off of original debt issuance costs and debt discount associated with this loan agreement.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Revenue
Single use devices	$7,517	$6,421	$22,853	$17,221
Reusable equipment	1,132	1,398	3,182	4,001
Sales to third party medical device manufacturers	633	369	1,460	1,078
Accessories	318	290	896	805
Total revenue	$9,600	$8,478	$28,391	$23,105
Cost of Revenue	2,888	2,219	8,002	6,416
Gross Profit	$6,712	$6,259	$20,389	$16,689
Gross Margin	69.9%	73.8%	71.8%	72.2%

Revenue, cost of goods sold, gross profit and gross margin were as follows for the periods presented

Revenue increased $1.1 million, or 13%, to $9.6 million during the three months ended September 30, 2017, compared to $8.5 million for the same period in 2016. Revenue for the nine months ended September 30, 2017 increased $5.3 million, or 23%, to $28.4 million compared to $23.1 million for the same period in 2016. The growth in revenue for both comparable periods was attributable to an increase in the number of hospitals ordering our devices, which increased to approximately 845 in the three months ended September 30, 2017 compared to 700 for the same period in 2016. We continue to see increased adoption of our devices in breast cancer and breast reconstruction surgery driven by our Hidden Scar marketing programs, advances within certain gynecological procedures and early interest in certain electrophysiology procedures. Overall, sales of single use devices increased with an increased number of procedures with a slight decline in sales of our Eikon Retractor family. The number of our direct sales representatives was 63 as of September 30, 2017, compared to 65 as of September 30, 2016.

Cost of goods sold increased $0.7 million, or 30%, to $2.9 million during the three months ended September 30, 2017, compared to $2.2 million for the same period in 2016. Cost of goods sold for the nine months ended September 30, 2017 increased $1.6 million, or 25%, to $8.0 million compared to $6.4 million for the same period in 2016. The increase in cost of goods sold was primarily due to the increase in the number of devices sold as we expanded our sales and marketing efforts and increased our device sales.

Gross margin for the three months ended September 30, 2017 was 69.9% compared to 73.8% for the same period in 2016.  The decline in gross margins in the third quarter of 2017 was due in part to manufacturing variances and the lower margin contributions associated with the launch of our new products PhotonBlade® and PhotonVueTM that have yet to benefit from volume production.

Gross margin for the nine months ended September 30, 2017 was 71.8% compared to 72.2% for the same period in 2016. The year over year slight decrease in gross margin is a result of manufacturing variances and our PhotonBlade® and PhotonVueTM launch, both of which have yet to benefit from volume production, in addition to the non-recurring expenses associated with the voluntary recall of the PhotonBlade® as noted above.  However, our mature products continue to see the benefit of economies of scale as we manufacture larger quantities and therefore allocate a smaller portion of our overhead expenses to these products such as the Eikon LT retractors and our single-use PhotonGuides.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
		% of		% of		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
	(In thousands)		(In thousands)		(In thousands)		(In thousands)
Operating Expenses
Research and development	$2,326	24%	$2,471	29%	$7,165	25%	$7,412	32%
Selling general and administrative	$12,790	133%	$12,134	143%	$41,847	147%	$38,885	168%
Total operating expenses	$15,116	157%	$14,605	172%	$49,012	173%	$46,297	200%

Research and development expenses:

Expenses decreased by $0.2  million, or 6%, to $2.3 million for the quarter ended September 30, 2017, compared to $2.5 million during the quarter ended September 30, 2016.  The expenses decreased by just over $0.2 million, or 3%, to $7.2 million during the nine months ended September 30, 2017, compared to $7.4 million during the nine months ended September 30, 2016. These decreases were primarily attributable to a decrease in pre-commercial manufacturing expenses associated with the PhotonBlade®, and a decrease in contractor expense, offset by an increase in payroll and non-cash depreciation expense.

Selling, general and administrative expenses:

Expenses increased by approximately $0.7 million, or 5%, to $12.8 million during the quarter ended September 30, 2017, compared to $12.1 million during the quarter ended September 30, 2016. The increase in expenses was primarily attributable to a $0.9 million increase in professional service fees, including litigation fees, and an increased payroll related expense of $0.5 million. These increases were offset by a decrease in sales and marketing of $0.5 million, and other operating expenses of $0.2 million. Selling, general and administrative expenses increased $3.0 million, or 8%, to $41.8 million during the nine months ended September 30, 2017, compared to $38.9 million during the comparable period ended September 30, 2016.  The year over year increase in expenses was primarily attributable to a $3.5 million increase in professional service fees, including litigation fees, and payroll related expenses of $0.8 million. These increases were offset by a decrease in sales and marketing of $1.2 million.

Interest expense, interest, and other income (expense):

Non-operating items, including interest expense, interest, and other expense, were as follows for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
		% of		% of		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
	(In thousands)		(In thousands)		(In thousands)		(In thousands)

Interest expense	$(545)	(6)%	$(505)	(6)%	$(1,559)	(5)%	$(1,514)	(7)%
Interest income	$51	1%	$—	—%	$162	1%	$—	—%
Other income (expense), net	$(9)	(0)%	$30	0%	$(188)	(1)%	$61	0%
Loss on extinguishment of debt	$—	—%	$—	—%	$(2,303)	(8)%	$—	—%
Total	$(503)	(5)%	$(475)	(6)%	$(3,888)	(14)%	$(1,453)	(6)%

Interest expense, interest income, and other income (expense) remained relatively constant during the three and nine months ended September 30, 2017, compared to the comparable periods in 2016. Minor fluctuations in these balances relate directly to our debt and cash balances during the period. For the nine months ended September 30, 2017, the expense related to the extinguishment of debt was $2.3 million which was due to extinguishment of our loan with HCRP in March 2017. This expense included a $1.8 million prepayment fee, approximately $0.4 million in expenses relating to the immediate recognition of debt discounts that were being amortized over the term of the original loan, and a $150,000 fee for ending our access to our Silicon Valley Bank, or SVB, credit facility.

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

There have been no material changes in our critical accounting policies during the three months ended September 30, 2017, as compared to those disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10‑K filed with the Securities and Exchange Commission, or SEC, on March 16, 2017.

Liquidity and Capital Resources

We have incurred net losses from operations since inception, including $32.5 million in the nine months ended September 30, 2017, and have an accumulated deficit of $178.7 million as of September 30, 2017. We have $28.8 million in cash and cash equivalents and short-term investments, and $34.6 million in debt outstanding as of September 30, 2017.  We expect to incur additional losses and negative cash flows in the next 12 month period as we seek to continue to grow our business.  Management believes that our cash, cash equivalents, and short-term investments at September 30, 2017, and additional funding available under the revolving credit facility, as amended, with MidCap Financial Trust and their affiliates, or MidCap, will provide sufficient funds to enable us to meet our operating plan through at least the next 12 months.

The first agreement, as amended, with MidCap provides for up to $30.0 million in term loans, which are repayable in monthly installments, commencing April 1, 2019, subject to extension to October 1, 2019 if the Company achieves a certain revenue target. The first term loan of $20.0 million was drawn down on March 10, 2017 and the second term loan of $10.0 million was drawn on September 26, 2017. Both term loans are subject to certain financial covenants. As of September 30, 2017, the Company was in compliance with all required covenants. The second agreement, as amended, with MidCap provides for a revolving credit facility for up to $10.0 million based on eligible accounts receivable and inventory balances. As of September 30, 2017, we had $5.5 million of outstanding borrowings under the revolving credit facility. In addition, in July 2016, we filed a prospectus supplement for an at-the-market (“ATM”) program of up to $25.0 million. However, if our anticipated operating results are not achieved in future periods, additional debt or equity financing may need to be raised, or we may need to implement an approved plan to reduce planned expenditures.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(31,051)	$(28,011)
Investing activities	5,590	(884)
Financing activities	21,499	30,308
Net increase (decrease) in cash and cash equivalents	$(3,962)	$1,413

During the nine months ended September 30, 2017, net cash used in operating activities was $31.0 million, which consisted of a net loss of $32.5 million, adjusted by non-cash charges of $3.6 million and a net change of $2.1 million in our net operating assets and liabilities. The non-cash charges were primarily comprised of depreciation and amortization of $1.5 million, stock-based compensation of $2.4 million, and the non-cash extinguishment of debt of $0.4 million, offset by $0.8 million of original debt discount associated with our prior HRCP loan. The increase in our net operating assets and liabilities was primarily due to a $1.4 million increase in our inventory due to ramping production in order to meet anticipated customer demands and the relaunch of PhotonBlade®. In addition, there was a $0.5 million increase in prepaid expenses relating to annual insurance premiums, a $0.5 million increase in accrued liabilities and a $0.4 million increase in our accounts receivable balance. These increases in cash flows were partially offset by a $1.3 million increase in accounts payable due to the timing of payments.

During the nine months ended September 30, 2016, net cash used in operating activities was $28.0 million, which consisted of a net loss of $31.0 million, adjusted by non-cash charges of $3.4 million and a net change of $0.3 million in our net operating assets and liabilities. The non-cash charges were primarily comprised of stock-based compensation of $1.7 million, depreciation and amortization of $1.5 million, non-cash interest expense of $0.1 million and a provision for bad debt of $0.1 million. The decrease in our net operating assets and liabilities was primarily due to a $1.6 million increase in our accounts receivable balance related to increased customer sales and a $0.2 million decrease in prepaid expenses and other assets as a portion of these assets were offset against the proceeds from our secondary offering in August 2016. These decreases in cash flows were partially offset by a $1.4 million increase in accrued liabilities and accounts payable as a result of our increase in operations and related growth in headcount.

During the nine months ended September 30, 2017, net cash provided by investing activities was primarily due to maturities, less purchases of marketable securities, offset by capital expenditures.

During the nine months ended September 30, 2016, net cash used in investing activities was $0.9 million, which consisted of capital expenditures to purchase property and equipment in connection with our expanding operations.

During the nine months ended September 30, 2017, net cash provided by financing activities was from the issuance of $30.0 million in long-term debt under our agreement, as amended, with MidCap, partially offset by the repayment of the outstanding loan balance with HCRP. In addition, we drew down $5.5 million under the revolving credit facility, as amended.

During the nine months ended September 30, 2016, cash provided by financing activities was $30.3 million, which consisted of net cash proceeds of $29.7 million from a secondary offering completed on August 2, 2016 and $0.7 million from cash proceeds from the issuance of common stock upon the exercise of vested stock options.

We believe that our existing cash and cash equivalents and short-term investments as of September 30, 2017, and future borrowings available under our MidCap revolving credit facility will be sufficient to meet our anticipated cash requirements for at least twelve months from the issuance date. Our expected future capital requirements may depend on many factors including customer sales, the expansion of our sales force, and the timing and extent of spending on the development of our technology to increase our product portfolio. We may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings and collaborative arrangements with corporate partners. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third-parties, it may be necessary to relinquish some rights to our technologies or our devices, or grant licenses on terms that are not favorable to us.

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

Contractual Obligations

During the nine months ended September 30, 2017, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10‑K filed with the SEC on March 16, 2017.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents, and short-term investments of $28.8 million and $39.0 million as of September 30, 2017 and December 31, 2016, respectively.

Our short-term investments primarily consisted of corporate bonds. Our cash and cash equivalents, consist of bank deposits and money market funds, and are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. Because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial statements.

As of September 30, 2017 and December 31, 2016, we had total outstanding net debt of $34.6 million and $14.6 million, respectively. Our loans with MidCap that were outstanding as of September 30, 2017 accrue interest at a floating rate equal to 6.50% per annum, plus the greater of (i) 1.5% or (ii) one month LIBOR for the term loans, and 3.25% for the revolving credit facility, as amended. Our loan with HCRP that was outstanding as of December 31, 2016 carried a fixed interest rate equal to 12.5%. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on our financial statements.  See Note 5, “Debt”, of the Notes to Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q for more details.

Foreign Currency Risk

As of September 30, 2017, our business has been primarily conducted in U.S. dollars, but in June 2017, we expanded sales to Asia and we expect to expand sales to Europe. As we begin to conduct transactions in foreign currencies, we may become increasingly subject to foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollars. As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10‑Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On February 27, 2017, a purported stockholder class action titled Paciga v. Invuity, Inc., et al., Case No. 3:17‑cv‑01005, was filed in the United States District Court for the Northern District of California against us, our Chief Executive Officer, and our Chief Financial Officer. The complaint alleges that the defendants made false or misleading statements to investors regarding our business prospects. The complaint purports to assert claims for violation of Sections 10(b) and 20(a) of the Exchange Act of 1934, and SEC Rule 10b‑5 on behalf of a purported class consisting of all purchasers of our common stock between July 19, 2016 and November 3, 2016, and seeks unspecified compensatory damages, attorney fees and costs, and other relief. On May 30, 2017, the Court appointed Mike Paciga as lead plaintiff. The lead plaintiff filed an amended complaint on July 31, 2017. Defendants filed a motion to dismiss on September 14, 2017, and the lead plaintiff filed his opposition to the motion on October 30, 2017.  Defendants’ reply brief is due on December 4, 2017 and the motion to dismiss is currently scheduled for hearing on January 26, 2018. We intend to defend the litigation vigorously. Based on information currently available, we have determined that the amount of any possible loss or range of possible loss is not reasonably estimable.

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

We have experienced significant operating losses, and we expect to continue to incur operating losses for the next several years as we implement additional initiatives designed to grow our business, including, among other things, increasing sales and developing new devices. We incurred net losses of $32.5 million for the nine months ended September 30, 2017 and $40.6 million and $37.6 million for the years ended December 31, 2016 and 2015, respectively. As of September 30, 2017, our accumulated deficit was $178.7 million. Our prior losses, combined with expected future losses, have had and will continue to have, for the foreseeable future, an adverse effect on our stockholders’ deficit and working capital. To date, we have financed our operations primarily through the sale of equity securities, certain debt-related financing arrangements and from sales of our approved devices. We have devoted substantially all of our resources to research and development of our devices, sales and marketing activities and certain clinical and quality assurance initiatives. Our ability to generate sufficient revenue from our existing devices or from any of our device candidates in development, and to transition to profitability and generate consistent positive cash flows, is uncertain. We will need to generate significant sales to achieve profitability, and we might not be able to do so. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability as anticipated, or ever, our financial condition will suffer and our stock price could decline. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

All of our revenue to date has been generated from devices incorporating our Intelligent Photonics technology, and any decline in the sales of these devices or failure to gain market acceptance of these devices will negatively impact our business.

We have focused heavily on the development and commercialization of devices using our photonics technology platform for the illumination of certain open and minimal access surgeries. For the nine months ended September 30,

2017 and for the years ended December 31, 2016 and 2015, our revenues of $28.4 million, $32.5 million, and $21.0 million, respectively, were derived entirely from sales of devices incorporating our Intelligent Photonics® technology. Because we expect our revenue to be derived substantially from sales of these devices for the foreseeable future, our ability to execute our growth strategy and become profitable will depend not only upon an increase in the number of hospitals using our devices, but also an increase in the number of specialties using our devices within those hospitals in which our devices are utilized. If our advanced photonics technology, and the devices that incorporate it, fail to achieve and maintain wide market acceptance for any reason, our business may be adversely affected, as we will be severely constrained in our ability to fund our operations and develop and commercialize improvements to existing and new product lines.

We introduced our PhotonBlade®  device in 2017 and there can be no assurance on the level of market acceptance or revenue generated by this product.

In the third quarter of 2016, we announced that we had received FDA 510(k) clearance for PhotonBlade®, a new device that integrates our Intelligent Photonics® technology into an advanced energy device used for cutting and coagulation of soft-tissue during surgical procedures. We initiated a limited launch of the PhotonBlade® device in the first quarter of 2017 to obtain feedback from initial users with a goal of launching the product more broadly in the middle of 2017. Shortly after the limited launch, we received a small number of customer complaints which related to possible unintended energy discharge from the device with the potential to cause tissue damage to patients. In June 2017, we initiated a voluntary recall of the device. We have redesigned the device to correct the performance issues that prompted the recall and relaunched the product in September of 2017. We cannot be assured that we have successfully redesigned the PhotonBlade® so as to eliminate the performance issues that prompted the recall. Furthermore, in light of the recall, we cannot be assured that the redesigned PhotonBlade® will achieve market acceptance. We will be required to devote significant resources to relaunch and market the PhotonBlade® and cannot be assured that these activities will generate revenue as anticipated. If our redesign of the device fails to successfully eliminate the performance issue or if our revenue grows more slowly than we expect, our business and financials will be adversely affected.

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

The medical device industry is highly competitive. Any device we develop will have to compete for market acceptance and market share. We believe that the primary competitive factors in the surgical illumination and visualization and advanced energy market segments are clinical safety and effectiveness, price, surgeon experience and comfort with use of particular systems, reliability and durability, ease of use, device support and service, sales force experience and relationships. We face significant competition from competitors based in the United States and internationally in these market segments, and we expect the intensity of competition will increase over time. Many of the companies developing or marketing competing products enjoy several competitive advantages over us, including:

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

We rely on a number of suppliers who manufacture certain components of our devices, including specialty machining for our retractors and molding for our waveguides and handheld components. We do not have long-term supply agreements with most of our suppliers, and, in many cases, we purchase components on a purchase order basis. Our suppliers may encounter problems during manufacturing for a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these third-party suppliers also subjects us to other risks that could harm our business, including:

•	we are not a major customer of many of our suppliers, and these suppliers may therefore give other customers’ needs higher priority than ours;
•	we may not be able to obtain an adequate supply in a timely manner or on commercially reasonable terms;
•	price fluctuations due to a lack of long-term supply arrangements with our suppliers for components;
•	our suppliers, especially new suppliers, may make errors in manufacturing that could negatively affect the efficacy or safety of our devices or cause delays in shipment;
•	we may have difficulty locating and qualifying alternative suppliers;
•	switching components or suppliers may require device redesign and possibly new premarket submissions to the FDA;
•	the failure of our suppliers to comply with strictly enforced regulatory requirements, which could result in disruption of supply and/or increased expenses;
•	the occurrence of a fire, natural disaster or other catastrophe impacting one or more of our suppliers may affect the supplier’s ability to deliver components to us in a timely manner;
•	additional political, business, logistical and regulatory risks affecting our relationships with international suppliers in China and South Korea;
•	our suppliers may encounter financial hardships unrelated to our demand, which could inhibit their ability to fulfill our orders and meet our requirements; and
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

We need to maintain substantial levels of inventory to protect ourselves from supply interruptions. In addition, because of the broad choice of devices we offer the many surgeon specialists who use our devices, we must maintain sufficient inventory on hand to ensure each order is filled when received, and we provide our sales representatives with trunk stock inventory to allow them to demonstrate the breath of our offering. As a result of our substantial inventory levels, we are subject to the risk that a substantial portion of our inventory could become obsolete, which could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory. For example, we introduced our Eikon LT retractor series at the beginning of 2016 which quickly displaced its predecessor the Eikon Classic retractor series. As a result, we recorded a 100% reserve against finished good inventory on hand and trunk stock inventory held by our sales representatives for the Eikon Classic retractor series for the year ended December 31, 2016. In the nine months ended September 30, 2017, we reserved $459,000 related to on hand and trunk stock inventory that was obsolete due to a design modification to PhotonBlade®. We may need to write off inventory for other reasons as well.

We have limited clinical data to support the clinical and cost benefits of use of our devices, which could be a barrier to further surgeon adoption of our devices

For FDA purposes, our devices are classified as Class I, Class II exempt or Class II devices. Class I and Class II exempt devices do not require a 510(k) premarket notification. Our Class II devices, which require a 510(k) premarket notification, do not require clinical data or completion of clinical studies to obtain clearance for marketing. As a result, the FDA has not required, and we have not developed, clinical data supporting the cost effectiveness of our devices. Therefore, we currently lack clinical data supporting the benefits and cost effectiveness of our devices compared to other illumination solutions. As a result, surgeons may be slow to adopt or recommend our devices, and we may encounter difficulty obtaining approval from VACs. Further, any clinical studies that we initiate or the clinical experience of surgeons may indicate that our devices do not provide cost advantages over our competitors’ surgical illumination devices or that our devices do not deliver sufficient benefits to justify their cost. Such results could slow the adoption of our devices and significantly reduce our sales, which could harm our business and reputation.

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

The medical device industry is highly competitive and subject to rapid change and technological advancements. Therefore, it is important to our business that we continue to enhance our device offerings and introduce new devices. Developing new devices is expensive and time-consuming and could divert management’s attention away from our core business. Even if we are successful in developing additional devices, the success of any new device offering or enhancements to existing devices will depend on several factors, including our ability to:

•	properly identify and anticipate surgeon and patient needs;
•	develop and introduce new devices or device enhancements in a timely manner;
•	develop an effective and dedicated sales and marketing team;

•	avoid infringing upon the intellectual property rights of third-parties by developing our own intellectual property to protect our inventions;
•	demonstrate, if required, the safety and efficacy of new devices with data from preclinical studies and clinical trials;
•	obtain the necessary regulatory clearances or approvals for new devices or device enhancements;
•	comply with FDA regulations regarding the advertising and promotion of new devices or modified devices;
•	provide adequate training to potential users of our devices; and
•	receive adequate coverage and reimbursement for procedures performed with our devices.

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

Additionally, one of our employees has received a letter from Medtronic PLC, or Medtronic, indicating a concern about “inevitable disclosure” of trade secrets, which did not relate to specific accusations of actual misconduct. We may be subject to litigation as a result of this letter or others that we or our employees may receive in the future. In December 2016, Medtronic filed a civil complaint in the State Court of Minnesota against us, alleging tortious interference with contract, and two of our sales employees, alleging breach of contract, misappropriation of trade secrets and breach of duty of loyalty. The complaint seeks unspecified monetary damages. Additionally, in connection with the civil complaint, a temporary restraining order was filed against us and the two named employees to stop the employees from selling PhotonBlade®. In January 2017, the State Court of Minnesota entered into a temporary restraining order against us, relating to sales by the two employees of PhotonBlade®. A temporary injunction hearing was held in May 2017, and the court entered an order in July 2017, granting in part and denying in part the motion for temporary injunction.  This lawsuit is scheduled for trial in April 2018. We are incurring and expect to continue incurring significant costs related to defending this action.

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

Currently, the gross profit generated from the sale of our devices is not sufficient to cover our operating expenses. To achieve profitability, we need to, among other things, reduce the per unit manufacturing cost of our current devices and attain low per unit manufacturing costs for our future devices, including the PhotonBlade®. This cannot be achieved without improving manufacturing efficiency and increasing our manufacturing volume to leverage manufacturing overhead costs. If we are unable to improve manufacturing efficiency and reduce manufacturing overhead costs per unit, our ability to achieve profitability will be constrained. Any increase in manufacturing volumes is dependent upon a corresponding increase in sales. The occurrence of one or more factors that negatively impact the manufacturing or sales of our devices or reduce our manufacturing efficiency may prevent us from achieving our desired decrease in manufacturing costs, which would prevent us from attaining profitability.

If our facilities are damaged or become inoperable, we will be unable to continue to research, develop and manufacture our devices and, as a result, there will be an adverse impact on our business until we are able to secure a new facility.

We do all of our internal manufacturing, development and management activities in a single location in San Francisco, California. Our facility and equipment would be costly to replace and could require substantial lead time to repair or replace. The facility may be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, earthquakes, flooding, fire, vandalism and power outages, which may render it difficult or impossible for us to perform our research, development, manufacturing and commercialization activities for some period of time. While we have taken precautions to safeguard our facilities, including through insurance and health and safety protocols, the inability to perform those activities may result in the inability to continue manufacturing our devices during such periods and the loss of customers or harm to our reputation. We also possess insurance for damage to our property and the disruption of our business, but this insurance may not be sufficient to cover all of our potential losses and this insurance may not continue to be available to us on acceptable terms, or at all.

We have limited prior experience selling devices outside of the United States. If we commercialize any devices outside of the United States, a variety of risks associated with international operations could adversely impact our net sales, results of operations and financial condition.

We currently sell our devices in the United States and have recently begun selling in Asia. We also expect to expand sales to Europe and other regions, both directly and through distributors, which will require us to identify and develop relationships with distributors who will focus on marketing our devices.

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

Additionally, the countries into which we expand our sales in the future may have different practices than the United States regarding the use of disposable medical devices. In the United States, our single-use optical waveguides for use with reusable retractors, single-use handheld illuminated aspiration devices, PhotonBlade®, and single-use drop-in intracavity illuminators are not reused, whereas surgeons in some countries may reuse our single-use devices. Customers in these countries may be less willing to purchase our single-use devices as they were not designed to be reusable, or they may purchase fewer of our single-use devices than United States-based customers purchase, because they choose to reuse our devices rather than purchasing additional single-use devices from us.

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

In December 2016, Medtronic filed a civil complaint in the State Court of Minnesota against us, alleging tortious interference with contract, and two of our sales employees, alleging breach of contract, misappropriation of trade secrets and breach of duty of loyalty. The complaint seeks unspecified monetary damages. Additionally, in connection with the civil complaint, a temporary restraining order was filed against us and the two named employees to stop the employees from selling PhotonBlade®. In January 2017, the State Court of Minnesota entered into a temporary restraining order against us, relating to sales by the two employees of PhotonBlade®. A temporary injunction hearing was held in May 2017, and the court entered an order in July 2017, granting in part and denying in part the motion for temporary injunction.  This lawsuit is scheduled for trial in April 2018.  We are incurring and could continue to incur significant costs related to defending this action.

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

Our operations have consumed substantial amounts of cash since inception, and we anticipate our expenses will increase as we seek to continue to grow our business and transition to operating as a public company. We believe that our growth will depend, in part, on our ability to fund our commercialization efforts and our efforts to develop new technologies for surgical illumination and visualization, as well as technology complementary to our current devices. Our existing resources may not allow us to conduct all of these activities that we believe would be beneficial for our future growth. As a result, we may need to seek funds in the future and, if we are unable to raise funds on favorable terms, or at all, we may not be able to support our commercialization efforts or increase our research and development activities and the growth of our business may be negatively impacted. As a result, we may be unable to compete effectively. For the nine months ended September 30, 2017 and for the years ended December 31, 2016 and 2015, our net cash used in operating activities was $31.1 million, $36.6 million, and $31.2 million, respectively. As of September 30, 2017, we had working capital of $28.2 million, which included $28.8 million in cash and cash equivalents and short-term investments. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

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

To finance these activities, we may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings and collaborative arrangements with corporate partners.  In July 2016, in order to facilitate the raising of additional funds, we filed a shelf registration statement on Form S‑3 (Registration No. 333‑212395) that allows us to sell up to an aggregate of $100,000,000 of our common stock, preferred stock, warrants, depository shares and/or units.  In July 2016, we also filed a prospectus supplement for an at-the-market, or ATM, program of up to $25.0 million.  In August 2016, we sold 3,220,000 shares in a secondary offering pursuant to this shelf registration and a prospectus supplement.  If we raise additional funds by issuing equity securities, our stockholders may experience dilution.  In March 2017, we also entered into a debt agreement with MidCap (as defined below), as amended in September 2017, for up to $30.0 million in term loans and up to $20.0 million under a revolving credit facility.  As of September 30, 2017, we had borrowed $30.0 million in term loans and drawn down $5.5 million under our revolving credit facility.  This debt arrangement imposes upon us, and any future debt financing into which we enter may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions.  See “—We may not be able to generate sufficient cash to service our indebtedness, which currently consists of our credit agreements with MidCap” below for more information.  Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.  If we raise additional funds through collaboration and licensing arrangements with third-parties, it may be necessary to relinquish some rights to our technologies or our devices, or grant licenses on terms that are not favorable to us.

We cannot be certain that additional funding will be available on acceptable terms, if at all.  Additionally, we cannot be certain that we will have access to the full amount available under our revolving credit agreement with MidCap if we fail to achieve certain revenue thresholds or meet other conditions, or that we will be able to renegotiate the terms of our credit facility to access further funding.  We may not be able to issue equity securities under our shelf registration statement or ATM program due to unacceptable terms and conditions to us in the capital markets.  If we do not have, or are not able to obtain, sufficient funds, we may have to reduce our cash burn rate, delay hiring of new staff, delay research and development projects, delay development or commercialization of our devices in development, license to third parties the rights to commercialize devices or technologies that we would otherwise seek to commercialize, and reduce discretionary operating expenses.  If we are unable to generate sufficient cash flows or to raise adequate funds to finance our forecasted expenditures, we may have to liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our development programs.  We also may have to reduce sales, marketing, engineering, customer support or other resources devoted to our existing products, or cease operations. Any of these actions could impede our ability to achieve our business objectives and harm our operating results.

We may not be able to generate sufficient cash to service our indebtedness, which currently consists of our credit agreements with MidCap.

On March 10, 2017, we entered into a credit and security agreement with MidCap Financial Trust and their affiliates, or MidCap, that provides for up to $30.0 million in term loans. On September 26, 2017, we amended this credit and security agreement. Under the terms of the agreement, we borrowed the first term loan of $20.0 million on March 10, 2017 and an additional term loan of $10.0 million on September 26, 2017. The term loans accrue interest at a floating rate equal to 6.50% per annum, plus the greater of (i) 1.5% or (ii) one month LIBOR. Principal is payable in 36 equal monthly installments beginning April 1, 2019, subject to extension to October 1, 2019 if the Company achieves a certain revenue target, until paid in full on March 1, 2022. In connection with entry into the credit and security agreement with MidCap, we terminated the HCRP loan agreement and used a portion of the term loan proceeds to repay all amounts outstanding under such agreement.

Also on March 10, 2017, we entered into a separate credit and security agreement with MidCap that provides for a revolving credit facility of up to $10.0 million based on the eligible accounts receivable and inventory balances. On September 26, 2017, we amended this credit and security agreement. As of September 30, 2017, we have outstanding borrowings of $5.5 million under this revolving credit facility. We may increase the total commitments under the revolving credit facility by up to an additional $10.0 million, subject to certain conditions. Loans under the revolving credit facility accrue interest at a floating rate equal to 3.25% per annum, plus the greater of (i) 1.5% or (ii) one month LIBOR. The facility terminates in full on March 1, 2022 unless terminated earlier. This new revolving credit facility replaces our $7.5 million accounts receivable credit facility that existed with SVB, under which no principal or interest was outstanding.

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

The credit agreements, as amended, with MidCap contain restrictive covenants that may limit our operating flexibility.

Borrowings under the credit agreements, as amended, with MidCap are secured by substantially all of our assets, including our intellectual property. The credit agreements, as amended, with MidCap contain customary restrictive covenants that, among other things, limit our ability to dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. We, therefore, may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lenders. We must also comply with a financial covenant relating to certain quarterly minimum Net Revenue (as defined in the credit agreements, as amended) requirements on a trailing twelve month basis.

The operating and financial restrictions and covenants in the credit agreements, as amended, as well as any future financing agreements that we may enter into, could restrict our ability to finance our operations and to engage in, expand or otherwise pursue business activities and strategies that we or our stockholders may consider beneficial. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the credit agreements, as amended. Future defaults, if not waived, could cause all of the outstanding indebtedness under our credit agreements, as amended, to become immediately due and payable and would permit the lenders to terminate all commitments to extend further credit and permit the agent, on behalf of the lenders, to proceed against the collateral in which we granted the lenders a security interest.

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

Our devices remain subject to strict regulatory controls on manufacturing, advertising and promotion. We may be forced to modify or recall a device after release in response to regulatory action or unanticipated difficulties encountered in general use. Any such action could have a material adverse effect on the reputation of our devices and on our business and financial position.

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

Our devices are medical devices that are subject to extensive regulation by the FDA in the United States and by regulatory agencies in other countries where we plan to do business. Government regulations specific to medical devices are wide-ranging and govern, among other things:

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

In addition, we are required to timely file various reports with the FDA, including reports required by the medical device reporting regulations, or MDRs, that require we report to the regulatory authorities if our devices may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not filed in a timely manner, regulators may impose sanctions and sales of our devices may suffer, and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business. If we initiate a correction or removal for one of our devices to reduce a risk to health posed by the device, we would be required to submit a publically available Correction and Removal report to the FDA and in many cases, similar reports to other regulatory agencies. This report could be classified by the FDA as a device recall which could lead to increased scrutiny by the FDA, other international regulatory agencies and our customers regarding the quality and safety of our devices. Furthermore, the submission of these reports has been and could be used by competitors against us in competitive situations and cause customers to delay purchase decisions or cancel orders and would harm our reputation. In June 2017, we submitted a Correction and Removal report to the FDA in connection with the voluntary recall of our  PhotonBlade® product.

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

Repeated product malfunctions may result in a voluntary or involuntary product recall, which could divert managerial and financial resources, impair our ability to manufacture our products in a cost-effective and timely manner and have an adverse effect on our reputation, financial condition and operating results. For example, shortly after the limited launch of PhotonBlade® we received a small number of customer complaints which related to possible unintended energy discharge from the device with the potential to cause tissue damage to patients. In June 2017, we initiated a voluntary recall of the device. We will be required to devote significant resources to relaunch and market the PhotonBlade® and cannot be assured that these activities will generate revenue as anticipated. If our redesign of the device fails to successfully eliminate the performance issue or if our revenue grows more slowly than we expect, our business and financials will be adversely affected.

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

Risks Related to our Common Stock

We expect that the price of our common stock will fluctuate substantially.

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

Sales of a substantial amount of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our common stock. As of September 30, 2017, we have 17,106,556 shares of common stock outstanding. This includes the 4,600,000 shares of our common stock we sold in our IPO in June 2015 and 3,220,000 shares of our common stock we sold in a secondary offering in August 2016, which may be resold in the public market immediately. In July 2016, in order to facilitate the raising of additional funds, we filed a shelf registration statement on Form S‑3 (Registration No. 333‑212395) that allows us to sell up to an aggregate of $100,000,000 of our common stock, preferred stock, warrants, depository shares and/or units. The shares we sold in a secondary offering in August 2016 were sold pursuant to this shelf registration and a prospectus supplement.

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

As of September 30, 2017, our directors and executive officers and stockholders holding more than 5% of our capital stock, and their affiliates, own a substantial majority of our outstanding common stock. To the extent our existing stockholders purchase additional shares, this ownership concentration would increase. As a result, if these stockholders were to choose to act together, they would be able to control the management and affairs of our company and most matters and exercise significant influence over most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

Warrants

On September 26, 2017, in connection with the Tranche 2 term loan under our term loan facility, as amended, we issued to each lender warrants to purchase an aggregate of 47,790 shares of our common stock, at an exercise price equal to $8.37 per share. The warrants were immediately exercisable and expire on the earlier to occur of the tenth anniversary of the issue date or the closing of a merger, sale or other consolidation transactions in which the consideration is cash, stock of a publicly traded acquirer, or a combination thereof.

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

Item 3.        Defaults Upon Senior Securities.

Not applicable.

Item 4.        Mine Safety Disclosures.

Not applicable.

Item 5.        Other Information.

Not applicable.

Item 6.        Exhibits

Exhibit Number	Description

4.1(1)	Warrant to Purchase Stock, dated as of September 26, 2017, by Invuity, Inc. in favor of MidCap Funding XXVIII Trust.

4.2(1)	Warrant to Purchase Stock, dated as of September 26, 2017, by Invuity, Inc. in favor of Apollo Investment Corporation.

4.3(1)	Warrant to Purchase Stock, dated as of September 26, 2017, by Invuity, Inc. in favor of Flexpoint MCLS Holdings LLC.

10.1(1)	Amendment No. 1 to Credit and Security Agreement (Term Loan), dated as of September 26, 2017, by and among Invuity, Inc., MidCap Financial Trust, as Agent, and the lenders party thereto.

10.2(1)	Amendment No. 1 to Credit and Security Agreement (Revolving Loan), dated as of September 26, 2017, by and among Invuity, Inc., MidCap Financial Trust, as Agent, and the lenders party thereto.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(1)Filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed with the SEC on September 27, 2017 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invuity, Inc.

Date: November 7, 2017	By:	/s/ Philip Sawyer
Philip Sawyer
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2017	By:	/s/ James Mackaness
James Mackaness
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)