Form 10-K
period 2017-12-31
Invuity, Inc.
filed 2018-03-05
CIK 1393020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

x
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of common stock on June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by the NASDAQ Stock Market on such date was $119,135,219.

The number of shares of registrant’s Common Stock outstanding as of February 28, 2018 was 17,204,000.

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2017.

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

ITEM 1.BUSINESS.

Overview of Our Company

We are a leading medical technology company focused on developing and marketing advanced surgical devices to improve the ability of physicians to perform minimal access surgery through smaller and hidden incisions. Our patented Intelligent Photonics® technology delivers enhanced visualization which facilitates surgical precision, efficiency and safety. In addition, we utilize comprehensive strategic marketing programs to create stronger institutional partnerships. Clinical applications include women's health, encompassing breast cancer and breast reconstruction surgery, gynecology and thyroid surgery. Additional applications include procedures for electrophysiology, spine, orthopedic, cardiothoracic, and general surgery.

We channel our development through two broad categories of innovation. First, we integrate our Intelligent Photonics® technology platform into our single-use and reusable advanced surgical devices to address some of the critical intracavity illumination and visualization challenges facing surgeons today. We utilize this proprietary technology to develop optical waveguides that direct and shape thermally cool, brilliant light into broad, uniform and volumetric illumination of the surgical target. We believe that improving a surgeon’s ability to see critical anatomical structures can lead to better clinical and aesthetic outcomes, improved patient safety and reduced surgical time and healthcare costs.

Our second broad category of innovations for minimally invasive and minimal access surgical procedures is in the development and commercialization of a novel advanced energy platform. In September 2016, we received U.S. Food and Drug Administration, or FDA, 510(k) clearance of PhotonBlade® , a dynamic precision illuminator with enhanced energy delivery. PhotonBlade® is a first-of-its-kind device, delivering directed, thermally cool illumination at the precise point of surgical treatment in conjunction with a novel advanced energy platform allowing for precise tissue cutting and coagulation with minimal tissue damage. As such, PhotonBlade® represents a new category of Intelligent Photonics® and strategically expands our current product portfolio. After a preliminary market launch in March 2017, we fully launched the PhotonBlade® in September 2017.

Finally, in the third quarter of 2017, through a distribution arrangement with our manufacturing partner, Fluoptics Imaging Inc., we began a limited market launch of a fluorescence imaging system, called PhotonVue, which is used for the visual assessment of blood flow in adults as an adjunctive method for the evaluation of tissue perfusion

We sold our devices to approximately 870 hospitals in the fourth quarter of 2017, as compared to approximately 745 hospitals in the fourth quarter of 2016. Based on the number of single-use units we have shipped as of December 31, 2017, we estimate that our devices have been used in approximately 367,000 surgical procedures. We are also using our advanced photonics technology to develop new devices and modalities to broaden the application and adoption of minimal access procedures and enable new advanced surgical techniques.

Recent Developments

On February 27, 2018, Philip Sawyer informed the board of directors that he will resign from his role as President, Chief Executive Officer, and a member of our board of directors, effective as of February 28, 2018. Scott Flora, currently serving as a member of our board of directors, assumed the additional role of Interim President and Chief Executive Officer, and as such became the Company’s principal executive officer effective on March 1, 2018.

Illumination and Visualization

Photonics is the science and technological applications of light. We have applied advanced principles of photonics to develop our Intelligent Photonics® technology platform, which enables the transmission, management and manipulation of light in surgical procedures. Our initial application of this technology is integrated into our family of proprietary optical waveguides, which we call Photonguides. Photonguides are sophisticated devices that rely on the principles of optics to shape and direct light. They are coupled to a modified fiber optic cable and are designed to work with the standard xenon or light-emitting diode, or LED, light sources typically found and utilized in the operating room. Photonguides are incorporated into surgical devices, including our customized line of illuminated surgical retractors, handheld illuminated aspiration devices, drop-in intracavity illuminators and, most recently, PhotonBlade®. Our handheld illuminated aspiration devices, drop-in intracavity illuminator, and PhotonBlade® are single-use products. Our retractors are reusable, but utilize a single-use optical Photonguide with each procedure.

The fundamental attributes of Photonguides include a solid core optical-grade polymer, total internal reflection of light waves, light mixing and extraction by a complex geometry of refractive microstructures or microlenses. The solid core optical-grade polymer Photonguide is coupled to a fiber optic cable in order to facilitate the efficient transfer of light. This unique coupling results in Photonguides capturing maximum light with minimal heat build-up. Photonguides use critical angles and the properties of total internal reflection to retain and transmit maximum light as it travels through the device. In addition, each Photonguide utilizes various novel optical methods to mix light during the total internal reflection transmission process to enable more uniform light extraction across its output surface. The output surface consists of a complex geometry of refractive microstructures or microlenses that extract, direct and shape volumetric illumination into the surgical cavity while virtually eliminating shadows and glare. This complex geometric structure extracts and directs light at numerous different angles to enable illumination of the surgical target, even if blood or debris accumulates on the surface of the Photonguide. The uniform distribution of light extraction from the microstructures or microlenses throughout the entire output surface of the Photonguide, as well as the proprietary solid core optical-grade polymer and patented design of Photonguides, results in thermally cool illumination.

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

In the last several years, we have transitioned from a focus on research and development to the commercialization of our device portfolio. As of December 31, 2017, we market six categories of illuminated surgical devices, consisting of over 40 devices. Our goal is to develop advanced surgical devices to improve the ability of physicians to perform minimal access surgery through smaller and hidden incisions. The company's patented Intelligent Photonics™ technology delivers enhanced visualization, which facilitates surgical precision, efficiency and safety. We market and sell our devices in the United States primarily through a direct sales force, which has changed from 67 representatives as of December 31, 2016 to 58 representatives as of December 31, 2017. Throughout the year, we have continued to work on optimizing the sales force, and we believe that a sales force in the low 60s strikes the right balance between sales force investment and revenue growth.

In June 2017, we initiated commercial activity in Japan, our first market outside of the U.S. We partnered with MC Medical, a division of Mitsubishi Corp., for distribution. MC Medical is an established entity in the Japanese surgical market and is involved in multiple specialties that pertain to the Invuity portfolio of products.

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

Our Illumination and Visualization Solution

We utilize our Intelligent Photonics technology platform to develop surgical devices designed to overcome the significant limitations of traditional surgical lighting options in the operating room. Based on surgeon feedback, surgeon observation and bench testing, we believe our technology may provide the following benefits:

•

Enhanced illumination and visualization of the surgical field. Our devices are designed to provide enhanced intracavity illumination and visualization of the surgical field during open and minimal access surgeries. The proprietary complex geometry of refractive microstructures or microlenses along the surface of the Photonguides allow for the extraction of light in a manner that distributes light at different angles in a broad, uniform and volumetric pattern that is intended to reduce shadows, glare and excessive heat that are commonly associated with traditional surgical lighting options. In bench testing comparing light distribution and thermal profile of our Eikon retractor to a traditional fiber optic retractor, we found our Eikon retractor system had approximately five times the illumination area with a thermal profile that is below the risk of burn.

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

•

Enhanced operating room efficiency. We believe our technology improves operating room workflow by reducing the need for perioperative repositioning of traditional surgical lighting options. Overhead lighting systems and headlights require frequent readjustment, which may interrupt operating room workflow and extend surgical procedure time. Many open and minimal access procedures are time sensitive and the treatment area requires constant attention of the surgeon and operating team. Because the Photonguides are directly connected to the surgical instrument that is used to access the deep surgical cavity, surgeons are able to clearly illuminate the surgical target and effectively focus on performing the procedure. As an example, in a survey we conducted with 12 surgeons that use our devices, each of whom is considered a leading breast surgeon, 11 of these surgeons reported that procedure time during nipple-sparing mastectomy procedures when using our devices was reduced by an average of 24%.

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

Our Intelligent Photonics Technology

Photonics is the science and technical application of light. We have applied advanced principles of photonics to develop our Intelligent Photonics technology platform, which enables the transmission, management and manipulation of light in surgical procedures. Our initial application of this technology is our family of proprietary optical waveguides, called Photonguides. The fundamental attributes of Photonguides include a solid core optical-grade polymer, total internal reflection of light waves, light mixing and extraction by a complex geometry of refractive microstructures or microlenses.

Fundamental Attributes of Photonguides

Solid Core Optical-Grade Polymer

Photonguides are fabricated from a proprietary solid core optical-grade polymer, specifically selected for its key optical and mechanical characteristics, which enable the efficient transmission and management of light. These optical characteristics include the ability to mold the material into various complex geometries, which is of particular importance when molding ultra-precise structures. Certain mechanical properties of the polymer, such as structural integrity, hydrophobicity and thermal stability, are critical to its use during surgical procedures. In addition, our solid core design facilitates the coupling of the Photonguide to the modified fiber optic cable in order to allow the efficient transfer of light into the solid core Photonguide, while remaining thermally cool. All these characteristics are critical in order for the Photonguide to function as an advanced illuminated surgical device.

Total Internal Reflection of Light Waves

One of the key aspects of the Photonguide technology is the ability to transmit light in a highly efficient manner prior to its extraction. Light travels in waves. As a wave travels through a medium it will reach a boundary where there is a different medium on the other side of the boundary. At the point where the wave meets the boundary, three phenomena can occur: reflection, refraction or some combination of both. Reflection occurs when light bounces off the boundary and refraction occurs when waves pass through a boundary and change direction. The angle at which the wave hits the boundary is referred to as the angle of incidence. That angle is usually referenced to the line that is perpendicular to the boundary. A zero incidence angle means that the wave is traveling perpendicular to the boundary. At that angle most of the light will pass most of its energy through the boundary and will not refract as long as the index of refraction is less on the other side of the boundary than in the medium the light is traveling. As the angle of incidence increases, the wave will get split into two components: one portion will pass the boundary and refract and the other portion will reflect back into the medium in which the wave was originally traveling. As the angle increases, the amount of refraction will decrease and reflection will increase. The smallest angle where the light is completely reflected and not refracted is called the critical angle. At any angle of incidence greater than the critical angle, all of the light is reflected off the boundary with no refraction. This is referred to as total internal reflection. We designed the structural and material properties of our devices to maximize locations of total internal reflection as the light propagates along the central axis of the Photonguide.

Light Mixing

Photonguides utilize various novel optical methods to mix light, or randomize its reflections, during the total internal reflection transmission process. The design and shape of the optical stem, or area of the Photonguide that is between the input of the Photonguide and the array of refractive microstructures or microlenses, enhance the mixing of light waves, while maintaining total internal reflection. Photonguides utilize light mixing before extraction to significantly reduce glare and bright spots, leading to a more uniform illumination profile across the surgical target while remaining thermally cool.

Complex Geometry of Refractive Microstructures and Microlenses

We designed a proprietary complex geometry of refractive microstructures and microlenses that are placed on the surface of the optical waveguide to extract light from the device in a manner that distributes light over the surgical target. This distribution of light from the Photonguide also reduces the energy density in the device, thus reducing heat. Without the microstructures to extract the light uniformly on the surgical target, the Photonguide would dissipate an energy density across its surface that is in excess of the amount that the tissue could absorb without causing thermal injury. The surface of the Photonguide contains a complex geometry of zones with corresponding refractive microstructures or microlenses at varying angles. These extraction zones allow the Photonguide to direct the extracted light onto the surgical target and shape it into a broad, uniform and volumetric pattern. The ability to direct light is especially important when the Photonguide is mounted on surgical retractors, because our device is able to push the light away from the retractor, thus maintaining its efficiency on the surgical target. We believe this is a significant advantage over traditional on-field fiber optic lighting systems, which lack the microstructures to direct light and instead direct light in a straight line in the shape of a cone from the end of the fiber. As a result, a portion of the illumination is obstructed and absorbed by the surgical retractors when the fiber is adjacent to the surgical instrument. The ability to shape light is also critical, as it reduces the focal intensity of light. With traditional fiber optic retractors, light is directed in a narrow beam, with intensity at a maximum in the center of the spot of light, and dropping off exponentially toward the edges. As a result, it typically does not illuminate the entire surgical cavity and heat builds up significantly in that focal zone. In contrast, Photonguides broaden this intensity of distribution, which allows the pattern of light to have uniform brightness across the surface of the surgical target, while minimizing the thermal profile.

Photonguides are also designed to extract light from multiple zones, allowing the surgical target to be illuminated from various angles. As light is extracted across the Photonguide at numerous different points along the surface at slightly different angles, if any of the features on the surface become blocked by an instrument, blood or tissue, there are multiple other microstructures from which light is extracted to provide illumination. This proprietary complex geometry also provides off-axis illumination on the surgical target, meaning that the light originates from a different angle than in direct orientation to the Photonguide. As such, when light reflects off the tissue of the surgical target, instead of reflecting upwards towards the surgeon, the light is generally reflected onto the surface opposite the retractor. This feature of the Photonguide is important because it allows the surgeon and operating staff much better visual perception of the surgical target with less shadows and glare.

Advanced/Enhanced Energy

In September 2016, we received FDA 510(k) clearance of PhotonBlade®, a dynamic precision illuminator with enhanced energy delivery. The PhotonBlade® is a first-of-its-kind device, delivering directed, thermally cool illumination at the precise point of surgical treatment in conjunction with a novel energy platform allowing for precise tissue cutting and coagulation with minimal tissue damage. As such, PhotonBlade® represents a new category of Intelligent Photonics®and strategically expands our current product portfolio. After a preliminary market launch in March 2017, we fully launched the PhotonBlade® in September 2017.

Market Need for Improved Advanced/Enhanced Energy Devices

We estimate at least 16 million surgical procedures in the U.S. use some form of electrical energy for cutting of tissue and/or coagulation of blood. While effective and standard for surgery, there are applications where more precise tissue cutting is needed and minimal impact on collateral tissue is preferred. For these cases, enhanced energy devices were introduced to address those needs. Further, while surgeons operate in dark cavities or difficult to see areas, illumination is needed to provide a greater measure of safety and efficiency. PhotonBlade® is a precision illuminator that adds the attributes of Advanced/Enhanced energy, giving surgeons the ability to see better while addressing tissue in a more precise fashion as compared to standard electrosurgical instruments.

Our Advanced Energy Solution

PhotonBlade® has the following benefits as compared to other energy devices:

•	Intelligent Photonics: Dynamic, precision illumination ~2cm from the point of treatment;

•	Enhanced Energy Delivery: Proprietary insulated tip design for the lowest thermal spread of all competitive devices;

•	Universal Compatibility: Compatible with any 510k cleared electrosurgical unit, eliminating the need to manage dedicated generators; and

•	Adjustable Illumination and Energy: 2”-5” adjustable shaft length.

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

Our Products

Our advanced photonics technology has allowed us to design multiple variations of Photonguides in order to target different illumination patterns for different shapes of surgical cavities. Because we can mold our solid core optical-grade polymer into different shapes, we are able to design Photonguides that either directs the light narrowly for deep cavities, or broadly for larger blade cavities. Photonguides also come in narrow or wide configurations to accommodate various retractor widths that are designed for varying patient anatomies. Our versatile design and manufacturing capabilities allow us to develop Photonguides with a variety of extraction patterns. For example, our current retractor based Photonguides utilize a complex geometry of refractive microstructures and microlenses, whereas as our handheld illuminated aspiration devices have integrated microlens arrays. Using advanced ray-trace software modeling programs, we are able to perform three-dimensional optical performance modeling of Photonguides, as well as an entire assembly including the retractor. We are capable of analyzing the entire optical performance of the assembly as we monitor various characteristics such as extracted light direction, uniformity on the target, glare to the user, as well as thermal profile. This ray-trace modeling process helps us develop illuminated surgical devices that are designed to provide optimal intracavity illumination.

We currently market six categories of illuminated surgical devices, consisting of over 40 devices. Our advanced photonics technology is integrated into each of these device families. Our device portfolio includes reusable illuminated surgical retractors that include a single-use Photonguide, single-use handheld illuminated aspiration devices and single-use drop-in intracavity illuminators. Photonguides are integrated into these customized devices to deliver improved visualization of the surgical cavity without generating excessive heat. Our accessories include sterilization trays and light cables.

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

Breast / Oncoplastic / Surgery / Gynecology / EP / Plastic / Endocrine

PhotonBlade®		Dynamic recision illuminator with enhanced energy. Precise tissue cutting and coagulation with minimal collateral damage. No need for propriety generator.	Breast / Plastics / EP / Orthopedics

Eiberg Illuminated Retractor System

Illuminated hohmann-style retractor with a low-profile design. Made of stainless steel, with an ergonomic design to be comfortable to hold. Designed with subtle curvatures and smooth edges to provide atraumatic, secure retraction.

Orthopedic

PhotonSaber Y

Handheld illuminator incorporated in a traditional Yankauer aspiration platform. Provides on-field illumination, aspiration, smoke evacuation, soft tissue retraction and blunt dissection in one device. Low-profile design enables surgeons to work efficiently in deep, dark cavities through smaller incisions. Available in multiple tip configurations (taper, metal, and bulb) for various surgical needs and in an optional pistol grip handle for improved ergonomics and visualization.

Orthopedic / Spine / Cardiothoracic / Breast / General / Gynecology / Plastic

PhotonSaber F

Handheld illuminator incorporated in a traditional Frazier aspiration platform. Provides on-field illumination, aspiration, smoke evacuation, and soft tissue retraction in one device. Low-profile design enables surgeons to work efficiently in deep, dark cavities through smaller incisions. Available in multiple tip configurations (8 Fr and 12 Fr).

Spine / Orthopedic / Neurosurgery

Breiten Illuminated Retractor System

Illuminated surgical retractor with a low-profile design. Radiolucent to enable visibility during fluoroscopy. Color-coded for easy identification. Provides an offset hub for blade positioning. Available in multiple blade sizes and blade tips for varying patient anatomies and surgeon preferences.

Spine / Orthopedics

Photonguide XT System

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

Endocrine / Spine / Orthopedics

PhotonVue®*	System used in conjunction with IC Indocyanine for identifying and verifying blood flow in tissue. Small, portable system with attractive economic options.	Breast / Plastics / Colorectal

*   By way of distribution and manufacturing agreement with Fluoptics Imaging Inc.

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

Electrophysiology: Pacemaker and ICD changeouts

In the U.S. there are approximately 200,000 procedures to remove or replace pacemakers or implantable cardiac defibrillators (“ICDs”). When accessing pacemakers/ICDs, surgeons must make an incision in the chest and work around leads that run into the chambers of the heart. In many of these procedures, complications may occur such as:

•	damage to the leads from the use of mechanical or electrosurgical devices;

•	untreated bleeding vessel on the chest wall due to poor visualization, which can result in a post-operative hematoma; and

•	post-operative infection, which is highly correlated with post-operative hematoma and patient mortality.

PhotonBlade® allows the surgeon to effectively see in a dark chest pocket during the procedure. The illumination which enhances the ability to see may allow the surgeon to address bleeding during the procedure and avoid a post-operative hematoma and subsequent complications.

GYN: Vaginal Hysterectomy

Hysterectomy, or removal of the uterus, is one of the most common types of surgery for women in the United States. Depending on the condition, many women will be presented with several surgical procedural options.  Such surgical approaches may be an abdominal, robotic, vaginal, laparoscopic or laparoscopically assisted hysterectomy. All options, other than vaginal hysterectomy will result in some form of visible scarring and a potentially greater degree of postoperative pain.

A vaginal hysterectomy allows the surgeon to perform a total or radical hysterectomy through the vagina, a natural opening in the body.  We believe that our advanced photonics technology can facilitate the surgeon’s ability to:

•	effectively perform a vaginal hysterectomy through enhanced visualization of key structures and anatomy

•	optimally treat pelvic organ prolapse, concomitant in approximately 40% of vaginal or laparoscopically assisted hysterectomies; and

•	provide for a safe and effective operation through the use of illuminated non-conductive retractors.

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

Sales and Marketing

We began selling our first FDA-cleared Photonguide-based device in March 2009. As a result, we have limited experience marketing and selling our devices. We currently sell our devices through our direct sales representatives only in the United States. While we primarily sell directly to hospitals, surgeons typically drive the purchasing decision. We sold our devices to approximately 870 hospitals in the fourth quarter of 2017. As of December 31, 2017, we had a sales and marketing team of 92 employees. Our sales team consisted of 58 direct sales representatives and 18 independent sales agents or agencies, whom we refer to as independent sales agents, all of whom had significant sales experience before joining our sales team. The direct sales representatives are supported by 28 employees in sales management, training and customer support. Additionally, we have six employees in marketing. Over the past two years, we have significantly expanded our direct sales force to help facilitate further adoption among existing hospital accounts, as well as to broaden awareness of our advanced photonics technology to new hospitals. Using our expanded direct sales force, we intend to continue to educate and train surgeons on the advantages of our advanced photonics technology compared to traditional operating room lighting options. We believe the benefits of our technology should also enable the broader application and adoption of minimal access surgical procedures by more surgeons. Our operating results are directly dependent upon the sales and marketing efforts of our employees.

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

We also sell and market to third-party medical device manufacturers. There were no sales to any customer in excess of 10% of our total revenue for any of the years ended December 31, 2017, 2016, and 2015.

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

Competition

The medical device industry is highly competitive. We believe that the primary competitive factors in the surgical illumination and visualization and advanced energy market segments are clinical safety and effectiveness, price, surgeon experience and comfort with use of particular systems, reliability and durability, ease of use, device support and service, sales force experience and relationships. We face significant competition from competitors that are based in the United States and internationally in these market segments, and we expect the intensity of competition will increase over time. Many of the companies developing or marketing competing products enjoy several competitive advantages, including:

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

As of December 31, 2017, we held 97 issued U.S. and foreign patents and had 100 U.S. and foreign utility patent applications, and 14 Patent Cooperation Treaty, or PCT, applications pending. As we continue to research and develop our Intelligent Photonics technology, we intend to file additional U.S. and foreign patent applications related to the design, manufacture and clinical uses of our illuminated devices and other products. Our issued patents expire between the years 2026 and 2035. Our pending patent applications and issued patents include claims directed to coupling of an illumination device with a light source or an instrument, as well as efficient and safe transmission of light through the illumination device.

As of December 31, 2017, we held 55 U.S., foreign and international trademark registrations and had nine U.S. and foreign trademark applications.

Manufacturing, Raw Materials and Quality Assurance

Our manufacturing involves the combined utilization of our internal manufacturing resources and expertise, approved suppliers and contract manufacturers. Our internal manufacturing activities, located in San Francisco, California, include the inspection, assembly and packaging of the Photonguides, retractor systems, aspiration devices and accessories associated with each of our device families. We outsource the manufacture of components, subassemblies and certain finished devices that are produced to our specifications and shipped to our facilities for final assembly or inspection, and certification. Finished products are stored at and distributed from our facility. Quality control, risk management, efficiency and the ability to respond quickly to changing requirements are the primary goals of our manufacturing operations. Unlike our other products, PhotonVue® is manufactured by Fluoptics Imaging Inc.

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

We obtain the optical polymer used in the manufacture of Photonguides and certain accessories from single suppliers, for which we attempt to mitigate risks through inventory management and purchase order commitments. While we believe alternate sources exist for the optical polymer, we have not qualified an alternate provider. Other products and components come from single suppliers, but alternate suppliers have been qualified or, we believe, can be readily identified and qualified. In addition, we rely on a single provider for sterilization of our devices that require sterilization. While we believe replacement suppliers exist for all components, materials and services we obtain from single sources, establishing additional or replacement suppliers for any of these components, materials or services, if required, may not be accomplished quickly. Even if we are able to find a replacement supplier, the replacement supplier may need to be qualified and may require additional regulatory authority approval, which could result in further delay. While we seek to maintain adequate inventory of the single-source components and materials used in our products, in the event of disruption, those inventories may not be sufficient. To date, we have not experienced material delays in obtaining any of our components, subassemblies or finished products, nor has the ready supply of finished products to our customers been adversely affected. To date, we have not experienced any material delays by our sterilization provider and will continue to evaluate the cost and benefit of qualifying a second sterilization provider.

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

Segment Reporting

We manage our operations as a single operating segment for the purposes of assessing performance and making operating decisions. All of our assets are maintained in the United States. We derive our revenue primarily from sales to customers in the United States, based upon the billing address of the customer. In 2017, we started selling into Asia.

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

Regulatory Clearances and Approvals.  Unless an exemption applies, each medical device that we wish to commercially distribute in the United States will require either prior 510(k) clearance or Premarket Approval Application, or PMA, approval from the FDA. The FDA classifies medical devices into one of three classes. Devices requiring fewer controls because they are deemed to pose low or moderate risk are placed in Classes I or II, which, unless subject to an exemption, requires the manufacturer to submit to FDA a 510(k) premarket notification requesting clearance for commercial distribution. Exempt Class I and II devices do not require submission of a 510(k) but are otherwise subject to general controls such as labeling, pre-market notification and adherence to the FDA’s Quality System Regulation, or QSR, which cover manufacturers’ methods and documentation of the design, testing, production, control quality assurance, labeling, packaging, sterilization, storage and shipping of products. Certain Class II devices are also subject to special controls such as performance standards, post-market surveillance, FDA guidelines, or particularized labeling. The Photonguides, retractor and aspiration devices are marketed as Class I exempt devices. The fiber optic cables we supply as part of our illuminated retractor and aspiration systems are marketed as Class II exempt devices. The metal and plastic sterilization trays used by the customer to sterilize our reusable retractors and fiber optic cables are Class II 510(k) products.

To obtain 510(k) clearance, we must submit a premarket notification demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 and for which the FDA has not yet called for the submission of PMAs. The FDA’s 510(k) clearance pathway usually takes between three and twelve months from the date the notification is submitted, but can take considerably longer, depending on the extent of requests for additional information from the FDA and the amount of time a sponsor takes to fulfill them. FDA requests for additional information can include clinical data that the FDA determines is necessary to make a determination regarding substantial equivalence. We obtained 510(k) clearance for the BriteField McCulloch Retractor System, in April of 2009 and for the Eigr Surgical Illumination System in February of 2012. All of our other commercial products to date have been commercialized as Class I, Class II exempt or Class II devices.

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

The penalties for violating the Anti-Kickback Statute include imprisonment for up to ten years, fines of up to $100,000 per violation and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Many states have adopted prohibitions similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items and services reimbursed by any source, not only by the Medicare and Medicaid programs. Further, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or PPACA, amends the intent requirement of the Anti-Kickback Statute and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. The PPACA also provides that the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes.

Federal False Claims Act. The Federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. In addition, amendments in 1986 to the Federal False Claims Act have made it easier for private parties to bring “qui tam” whistleblower lawsuits against companies under the Federal False Claims Act. Penalties include fines ranging from $11,181 to $22,363 for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action.

Civil Monetary Penalties Law. The Federal Civil Monetary Penalties Law prohibits the offering or transferring of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of Medicare or Medicaid payable items or services. Noncompliance can result in civil money penalties of up to $15,270 for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from the federal healthcare programs.

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

Physician Payment Transparency Laws. There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. PPACA, among other things, imposes new reporting requirements on device manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Device manufacturers are required to submit reports to the government by the 90th day of each calendar year. Failure to submit the required information may result in civil monetary penalties up to an aggregate of $165,786 per year (and up to an aggregate of $1.105 million per year for “knowing failures”) for all payments, transfers of value or ownership or investment interests not reported in an annual submission, and may result in liability under other federal laws or regulations. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

Data Privacy and Security Laws. We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and their respective implementing regulations, impose specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

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

Research and Development

We have an experienced research and development team with the scientific, engineering and process talent that we believe is necessary to grow our business. As of December 31, 2017, we had 11 employees engaged in research and development. Our research and development team has the technical and engineering knowledge that we believe is necessary to develop next-generation technology, as well as the advanced educational backgrounds in physics, optics, biomedical and mechanical engineering to support innovation in these areas.

We expect to commit significant resources to developing new technologies and devices, improving product performance and reducing costs. We continually seek to enhance and iterate our existing devices. Our research and development expenses totaled $9.0 million, $9.9 million and $7.9 million in the years ended December 31, 2017, 2016, and 2015, respectively. We also expect to expand our technology to create next generation devices and new platform offerings. In addition, we are engaged in advanced research related to inclusion of illumination in other medical devices, as well as further improvements in visualization and tissue differentiation.

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

Employees

As of December 31, 2017, we had 161 full-time employees, which included 92 employees engaged in sales and marketing, 11 employees engaged in research and development, 43 employees engaged in manufacturing and quality assurance and 15 general and administrative employees. None of our employees are represented by collective bargaining agreement and we have never experienced any work stoppages. We believe that we have good relations with our employees.

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

Risks Related to Our Business and Industry

We currently are required to obtain additional funds to continue as a going concern. If we are unable to obtain sufficient funds, we may be unable to invest in our sales and marketing efforts and research and development activities in order to growg our business. Additionally, we may not be able to secure these funds on commercially reasonable terms, or at all.

We have experienced significant operating losses, and we expect to continue to incur operating losses for the next several years as we implement additional initiatives designed to grow our business, including, among other things, increasing sales and developing new devices. We incurred net losses of $39.9 million, $40.6 million and $37.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, our accumulated deficit was $186.1 million. Our prior losses, combined with expected future losses, have had and will continue to have, for the foreseeable future, an adverse effect on our stockholders’ deficit and working capital. These factors raise substantial doubt about our ability to continue as a going concern for the one year period from the date of issuance of the financial statements, included elsewhere in this Annual Report on Form 10-K. To date, we have financed our operations primarily through the sale of equity securities, certain debt-related financing arrangements and from sales of our approved devices. We have devoted substantially all of our resources to research and development of our devices, sales and marketing activities and certain clinical and quality assurance initiatives. Our ability to generate sufficient revenue from our existing devices or from any of our device candidates in development, and to transition to profitability and generate consistent positive cash flows, is uncertain. We will need to generate significant sales to achieve profitability, and we might not be able to do so. If our revenue grows more slowly than we anticipate or if we fail to continue to grow our revenue, or if our operating expenses are higher than we expect, we may not be able to achieve profitability as anticipated, or ever, our financial condition will suffer and our stock price could decline. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Substantially all of our revenue to date has been generated from devices incorporating our Intelligent Photonics technology, and any decline in the sales of these devices or failure to gain market acceptance of these devices will negatively impact our business.

We have focused heavily on the development and commercialization of devices using our photonics technology platform for the illumination of certain open and minimal access surgeries. For the years ended December 31, 2017, 2016 and 2015, our revenues of $39.6 million, $32.5 million, and $21.0 million, respectively, were derived entirely from sales of devices incorporating our Intelligent Photonics® technology. Because we expect our revenue to be derived substantially from sales of these devices for the foreseeable future, our ability to execute our growth strategy and become profitable will depend not only upon an increase in the number of hospitals using our devices, but also an increase in the number of specialties using our devices within those hospitals in which our devices are utilized. If our advanced photonics technology, and the devices that incorporate it, fail to achieve and maintain wide market acceptance for any reason, our business may be adversely affected, as we will be severely constrained in our ability to fund our operations and develop and commercialize improvements to existing and new product lines.

We introduced our PhotonBlade® device in 2017 and there can be no assurance on the level of market acceptance or revenue generated by this product.

In the third quarter of 2016, we announced that we had received FDA 510(k) clearance for PhotonBlade®, a new device that integrates our Intelligent Photonics® technology into an advanced energy device used for cutting and coagulation of soft-tissue during surgical procedures. We initiated a limited launch of the PhotonBlade® device in the first quarter of 2017 to obtain feedback from initial users with a goal of launching the product more broadly in the middle of 2017. Shortly after the limited launch, we received a small number of customer complaints which related to possible unintended energy discharge from the device with the potential to cause tissue damage to patients. In June 2017, we initiated a voluntary recall of the device. We redesigned the device to correct the performance issues that prompted the recall and relaunched the product in September of 2017. We cannot be assured that we have successfully redesigned the PhotonBlade® so as to eliminate the performance issues that prompted the recall. Furthermore, in light of the recall, we cannot be assured that the redesigned PhotonBlade® will achieve market acceptance. We will be required to devote significant resources to relaunch and market the PhotonBlade® and cannot be assured that these activities will generate revenue as anticipated. If our redesign of the device fails to successfully eliminate the performance issue or if our revenue grows more slowly than we expect, our business and financials will be adversely affected.

Failure to achieve revenue targets under our credit facility with MidCap would constitute an event of default, which may require us to repay the amounts outstanding under the facility earlier than expected.

Our credit facility with MidCap requires us to comply with a financial covenant relating to certain quarterly minimum Net Revenue requirements on a trailing twelve month basis. The minimum Net Revenue requirements on a trailing twelve month basis for 2018 is $40,488,151 for the period ending March 31, 2018, $42,248,214 for the period ending June 30, 2018, $46,574,986 for the period ending September 30, 2018, and $50,000,000 for the period ending December 31, 2018. If we do not achieve these quarterly minimum Net Revenue requirements, it would constitute a breach of the credit agreements, may cause all of the outstanding indebtedness under our credit agreements, as amended, to become immediately due and payable and, if the Company was unable to obtain a waiver for this default, would permit the lenders to terminate all commitments to extend further credit and permit the agent, on behalf of the lenders, to proceed against the collateral in which we granted the agent and the lenders a security interest. As of December 31, 2017, we had borrowed $30.0 million in term loans and drawn down $5.9 million under our revolving credit facility.

If we are unable to convince hospital facilities to approve the use of our devices, our sales may decrease.

In the United States, in order for surgeons to use our devices, the hospital facilities in which surgeons treat patients will typically require us to receive approval from the facility’s Value Analysis Committee (“VAC”). VACs typically review the comparative effectiveness and cost of medical devices used in the facility. The makeup and evaluation processes for VACs vary considerably, and it can be a lengthy, costly and time-consuming effort to obtain approval by the relevant VAC. For example, even if we have an agreement with a hospital system for the purchase of our devices, in most cases, we must obtain VAC approval by each hospital within the system to sell at that particular hospital. Additionally, hospitals typically require separate VAC approval for each specialty in which our device is used, which may result in multiple VAC approval processes within the same hospital even if such device has already been approved for use by a different specialty group. We often need VAC approval for each different device to be used by surgeons in each discrete specialty. In addition, hospital facilities and group purchasing organizations, or GPOs, which manage purchasing for multiple facilities, may also require us to enter into a purchasing agreement and satisfy numerous elements of their administrative procurement process, which can also be a lengthy, costly, and time-consuming effort. If we do not receive access to hospital facilities in a timely manner, or at all, via these VAC and purchasing contract processes, or otherwise, or if we are unable to secure contracts in a timely manner, or at all, our operating costs will increase, our sales may decrease, and our operating results may be harmed. Furthermore, we may expend significant effort and still be unable to obtain VAC approval or a purchase contract from hospitals or GPOs.

We must demonstrate to surgeons and hospitals the merits of our devices in order to facilitate greater adoption of our devices.

Surgeons play a significant role in determining the devices used in the operating room and assisting in obtaining approval by the relevant VAC. Educating surgeons on the benefits of our devices requires a significant commitment by our marketing team and sales organization. Surgeons and hospitals may be slow to change their practices because of perceived risks arising from the use of new devices, lack of experience using new devices, lack of clinical data supporting the benefits of such devices or the cost of new devices. We cannot predict when, or if ever, there will be widespread adoption of our devices by surgeons and hospitals. If we are unable to educate surgeons and hospitals about the advantages of our devices as compared to alternatives, we may face challenges in obtaining approval by the relevant VAC, and we will not achieve significantly greater market acceptance of our devices, gain momentum in our sales activities, significantly grow our market share or grow our revenue, and our business and financial condition will be adversely affected.

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

The medical device industry is highly competitive. Any device we develop will have to compete for market acceptance and market share. We believe that the primary competitive factors in the surgical illumination and visualization, advanced energy and fluorescent imaging market segments are clinical safety and effectiveness, price, surgeon experience and comfort with use of particular illumination systems, reliability and durability, ease of use, device support and service, sales force experience and relationships. We face significant competition from competitors based in the United States and internationally in these market segments, and we expect the intensity of competition will increase over time. Many of the companies developing or marketing competing products enjoy several competitive advantages over us, including:

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

Our ability to sell our devices at prices necessary to support our current business strategies depends on demonstrating that the benefits of devices incorporating our technology outweigh the increased cost of such devices compared to alternatives.

Hospital and other healthcare provider customers that purchase our devices typically bill various third-party payors to cover all or a portion of the costs and fees associated with the surgical procedures in which our devices are used and bill patients for any deductibles or copayments. Supplies used in surgery, such as our devices, are typically not separately reimbursed by third-party payors, but are rather included in the overall reimbursement for the procedure involved. Because there is no separate reimbursement for medical devices and supplies used in surgical procedures, the additional cost associated with the use of our devices can impact the profit margin of the hospital or surgery center where the surgery is performed. If reimbursement is inadequate, hospitals may choose to use less expensive instruments. Some of our target customers may be unwilling to adopt our devices in light of the additional associated cost. Our success depends on our ability to convince such cost-restricted customers that the potential benefits of using our devices, such as reduced surgery time, reduced surgery blood transfusion, and reduced post-surgery complications, outweigh the additional cost of such devices.

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

Our limited operating history and commercial experience make it difficult for us to predict future performance and growth as such forecasts are limited and subject to a number of uncertainties, including our ability to market our devices successfully, our ability to maintain or obtain regulatory clearances, unexpected or serious complications related to our devices or other factors discussed in these risk factors. A number of factors over which we have limited control may contribute to fluctuations in our financial results. These factors include, without limitation:

•	surgeon and hospital acceptance of our devices;

•	the productivity of our sales representatives;

•	the introduction of new devices and technologies or acquisitions by us or our competitors;

•	fluctuations in our expenses associated with expanding our operations and operating as a public company;

•	the timing, expense and results of research and development activities and obtaining future regulatory clearances and approvals;

•	supplier, manufacturing or quality problems with our devices;

•	the impact and timing of taxes or changes in tax law; and

•	changes in our pricing policies or in the pricing policies of our competitors or suppliers.

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

We rely on a number of suppliers who manufacture certain components of our devices, including specialty machining for our retractors and molding for Photonguides and handheld components. We do not have long-term supply agreements with most of our suppliers, and, in many cases, we purchase components on a purchase order basis. Our suppliers may encounter problems during manufacturing for a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these third-party suppliers also subjects us to other risks that could harm our business, including:

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

In addition, we rely on single- and limited-source suppliers for several of our components and sub-assemblies. For example, the optical molding for Photonguides is provided by one supplier. These components are critical to our devices and there are relatively few alternative sources of supply. We do not carry a significant inventory of these components. Identifying and qualifying additional or replacement suppliers for any of these components or sub-assemblies used in our devices could involve significant time and cost.

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

We need to maintain substantial levels of inventory to protect ourselves from supply interruptions. In addition, because of the broad choice of devices we offer the many surgeon specialists who use our devices, we must maintain sufficient inventory on hand to ensure each order is filled when received, and we provide our sales representatives with trunk stock inventory to allow them to demonstrate the breath of our offering. As a result of our substantial inventory levels, we are subject to the risk that a substantial portion of our inventory could become obsolete, which could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory. For example, we introduced our Eikon LT retractor series at the beginning of 2016 which quickly displaced its predecessor the Eikon Classic retractor series. As a result, we recorded a 100% reserve against finished good inventory on hand and trunk stock inventory held by our sales representatives for the Eikon Classic retractor series for the year ended December 31, 2016. In the year ended December 31, 2017, we recorded a charge of $456,000 related to on hand and trunk stock inventory that was obsolete due to a design modification to PhotonBlade®. We may need to write off inventory for other reasons as well.

We have limited clinical data to support the clinical and cost benefits of use of our devices, which could be a barrier to further surgeon adoption of our devices

For FDA purposes, our devices are classified as Class I, Class II exempt or Class II devices. Class I and Class II exempt devices do not require a 510(k) premarket notification. Our Class II devices, which require a 510(k) premarket notification, do not require clinical data or completion of clinical studies to obtain clearance for marketing. As a result, the FDA has not required, and we have not developed, clinical data supporting the cost effectiveness of our devices. Therefore, we currently lack clinical data supporting the benefits and cost effectiveness of our devices compared to other surgical solutions. As a result, surgeons may be slow to adopt or recommend our devices, and we may encounter difficulty obtaining approval from VACs. Further, any clinical studies that we initiate or the clinical experience of surgeons may indicate that our devices do not provide cost advantages over our competitors’ surgical devices or that our devices do not deliver sufficient benefits to justify their cost. Such results could slow the adoption of our devices and significantly reduce our sales, which could harm our business and reputation.

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

From time to time, we are subject to allegations, claims and legal actions arising in the ordinary course of our business, which may include claims by third parties, including customers, competitors, employees or regulators. In this regard, we are currently subject to a securities litigation. In February 2017, a purported stockholder class action was filed against us, alleging that we made false or misleading statements about our business to investors who purchased our common stock between July 19, 2016 and November 3, 2016 in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the SEC Rule 10b‑5. This securities litigation is discussed in greater detail under Item 3, “Legal Proceedings” and Note 7, “Commitments and Contingencies” to our financial statements included elsewhere in this Annual Report on Form 10‑K.

Additionally, one of our employees has received a letter from Medtronic PLC, or Medtronic, indicating a concern about “inevitable disclosure” of trade secrets, which did not relate to specific accusations of actual misconduct. We may be subject to litigation as a result of this letter or others that we or our employees may receive in the future. In December 2016, Medtronic, which competes with us across multiple product lines, filed a civil complaint in the State Court of Minnesota against us, alleging tortious interference with contract, and two of our sales employees, alleging breach of contract, misappropriation of trade secrets and breach of duty of loyalty. The complaint seeks unspecified monetary damages. Additionally, in connection with the civil complaint, a temporary restraining order was filed against us and the two named employees to stop the employees from selling PhotonBlade®. In January 2017, the State Court of Minnesota entered into a temporary restraining order against us, relating to sales by the two employees of PhotonBlade®. A temporary injunction hearing was held in May 2017, and the court entered an order in July 2017, granting in part and denying in part the motion for temporary injunction. This lawsuit is scheduled for trial in April 2018. We are incurring and expect to continue incurring significant costs related to defending this action.

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

On February 27, 2018, Philip Sawyer informed the board of directors that he will resign from his role as President, Chief Executive Officer, and a member of our board of directors, effective as of February 28, 2018. Scott Flora, currently serving as a member of our board of directors, assumed the additional role of Interim President and Chief Executive Officer, and as such became the Company’s principal executive officer effective on March 1, 2018.

The board of directors will commence a search to recruit a permanent successor with the assistance of a leading executive search firm. These changes in the Company’s management team and to the board of directors, may be disruptive to, or cause uncertainty in, the Company’s business, and any additional changes to the management team or the board of directors could have a negative impact on the Company’s ability to manage and grow its business effectively. In addition, if the Company is not effective in its succession planning, it may have a negative impact on the Company’s ability to successfully recruit for its management team. Any such disruption or uncertainty or difficulty in efficiently and effectively filling key management roles could have a material adverse impact on the Company’s business, results of operations and/or the price of the Company’s common stock.

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

We currently sell our devices in the United States and began selling in Asia in June 2017. We also expect to expand sales to Europe and other regions, both directly and through distributors, which will require us to identify and develop relationships with distributors who will focus on marketing our devices.

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

Additionally, the countries into which we expand our sales in the future may have different practices than the United States regarding the use of disposable medical devices. In the United States, our single-use optical waveguides, called Photonguides, for use with reusable retractors, single-use handheld illuminated aspiration devices, PhotonBlade®, and single-use drop-in intracavity illuminators are not reused, whereas surgeons in some countries may reuse our single-use devices. Customers in these countries may be less willing to purchase our single-use devices as they were not designed to be reusable, or they may purchase fewer of our single-use devices than United States-based customers purchase, because they choose to reuse our devices rather than purchasing additional single-use devices from us.

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

In December 2016, Medtronic, which competes with us across multiple product lines, filed a civil complaint in the State Court of Minnesota against us, alleging tortious interference with contract, and two of our sales employees, alleging breach of contract, misappropriation of trade secrets and breach of duty of loyalty. The complaint seeks unspecified monetary damages. Additionally, in connection with the civil complaint, a temporary restraining order was filed against us and the two named employees to stop the employees from selling PhotonBlade®. In January 2017, the State Court of Minnesota entered into a temporary restraining order against us, relating to sales by the two employees of PhotonBlade®. A temporary injunction hearing was held in May 2017, and the court entered an order in July 2017, granting in part and denying in part the motion for temporary injunction. This lawsuit is scheduled for trial in April 2018. We are incurring and could continue to incur significant costs related to defending this action.

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

Risks Related to Our Capital Structure

We currently are required to obtain additional funds and may also be required to obtain additional funds in the future, and these funds may not be available on acceptable terms at all.

Our operations have consumed substantial amounts of cash since inception, and we anticipate our expenses will increase as we seek to continue to grow our business and transition to operating as a public company. We believe that our growth will depend, in part, on our ability to fund our commercialization efforts and our efforts to develop new technologies, as well as technology complementary to our current devices. Our existing resources may not allow us to conduct all of these activities that we believe would be beneficial for our future growth. As a result, we intend to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. If we are unable to raise funds on favorable terms, or at all, we may not be able to support our commercialization efforts or increase our research and development activities and the growth of our business may be negatively impacted. As a result, we may be unable to compete effectively. For the year ended December 31, 2017, 2016 and 2015, our net cash used in operating activities was $38.9 million, $36.6 million, and $31.2 million, respectively. As of December 31, 2017, we had working capital of $22.7 million, which included $21.0 million in cash and cash equivalents and short-term investments. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

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

To finance these activities, we may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings and collaborative arrangements with corporate partners. In July 2016, in order to facilitate the raising of additional funds, we filed a shelf registration statement on Form S‑3 (Registration No. 333‑212395) that allows us to sell up to an aggregate of $100,000,000 of our common stock, preferred stock, warrants, depository shares and/or units. In July 2016, we also filed a prospectus supplement for an at-the-market, or ATM, program of up to $25.0 million. In August 2016, we sold 3,220,000 shares in a secondary offering pursuant to this shelf registration and a prospectus supplement. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. In March 2017, we also entered into a debt agreement with MidCap (as defined below), as amended in September 2017, for up to $30.0 million in term loans and up to $20.0 million under a revolving credit facility. As of December 31, 2017, we had borrowed $30.0 million in term loans and drawn down $5.9 million under our revolving credit facility. This debt arrangement imposes upon us, and any future debt financing into which we enter may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. See below for more information. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third-parties, it may be necessary to relinquish some rights to our technologies or our devices, or grant licenses on terms that are not favorable to us.

We cannot be certain that additional funding will be available on acceptable terms, if at all. Additionally, we cannot be certain that we will have access to the full amount available under our revolving credit agreement with MidCap if we fail to achieve certain revenue thresholds or meet other conditions, or that we will be able to renegotiate the terms of our credit facility to access further funding. We may not be able to issue equity securities under our shelf registration statement or ATM program due to unacceptable terms and conditions to us in the capital markets. If we do not have, or are not able to obtain, sufficient funds, we may have to reduce our cash burn rate, delay hiring of new staff, delay research and development projects, delay development or commercialization of our devices in development, license to third parties the rights to commercialize devices or technologies that we would otherwise seek to commercialize, and reduce discretionary operating expenses. If we are unable to generate sufficient cash flows or to raise adequate funds to finance our forecasted expenditures, we may have to liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our development programs. We also may have to reduce sales, marketing, engineering, customer support or other resources devoted to our existing products, or cease operations. Any of these actions could impede our ability to achieve our business objectives and harm our operating results. As a result of our obligations and lack of immediately available financial resources, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern. The report of our independent registered public accounting firm, included in this Annual Report on Form 10-K, includes a going concern explanatory paragraph stating that our recurring losses from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern.

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

Also on March 10, 2017, we entered into a separate credit and security agreement with MidCap that provides for a revolving credit facility of up to $10.0 million based on the eligible accounts receivable and inventory balances. On September 26, 2017, we amended this credit and security agreement. As of December 31, 2017, we have outstanding borrowings of $5.9 million under this revolving credit facility. We may increase the total commitments under the revolving credit facility by up to an additional $10.0 million, subject to certain conditions. Loans under the revolving credit facility accrue interest at a floating rate equal to 3.25% per annum, plus the greater of (i) 1.5% or (ii) one month LIBOR. The facility terminates in full on March 1, 2022 unless terminated earlier. This new revolving credit facility replaces our $7.5 million accounts receivable credit facility that existed with SVB, under which no principal or interest was outstanding.

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

Borrowings under the credit agreements, as amended, with MidCap are secured by substantially all of our assets, including our intellectual property. The credit agreements, as amended, with MidCap contain customary restrictive covenants that, among other things, limit our ability to dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. We, therefore, may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lenders. We must also comply with a financial covenant relating to certain quarterly minimum Net Revenue requirements on a trailing twelve month basis. The minimum Net Revenue requirements on a trailing twelve month basis for 2018 is $40,488,151 for the period ending March 31, 2018, $42,248,214 for the period ending June 30, 2018, $46,574,986 for the period ending September 30, 2018, and $50,000,000 for the period ending December 31, 2018.

The operating and financial restrictions and covenants in the credit agreements, as amended, as well as any future financing agreements that we may enter into, could restrict our ability to finance our operations and to engage in, expand or otherwise pursue business activities and strategies that we or our stockholders may consider beneficial. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the credit agreements, as amended. Future defaults, if not waived, could cause all of the outstanding indebtedness under our credit agreements, as amended, to become immediately due and payable and would permit the lenders to terminate all commitments to extend further credit and permit the agent, on behalf of the lenders, to proceed against the collateral in which we granted the agent and the lenders a security interest.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations; in addition, we may be unable to use a substantial part of our net operating losses if we do not attain profitability in an amount necessary to offset such losses.

As of December 31, 2017, we had net operating loss, or NOLs, carryforwards for federal and state income tax purposes of approximately $171.0 million and $124.8 million, respectively. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs could be further limited by Section 382. Future changes in our stock ownership, some of which are outside of our control, could also result in an ownership change under Section 382. Furthermore, we may be unable to use a substantial part of our NOLs if we do not attain profitability in an amount sufficient to offset such losses. Any limitation on using NOLs could result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal income and state tax reporting purposes, which could materially and adversely affect our results of operations.

The Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted on December 22, 2017 and provides for significant changes to U.S. tax law. Among other provisions, the Tax Reform Act reduces the U.S. corporate income tax rate to 21%, effective in 2018. As a result, the Company has remeasured its U.S. deferred tax assets and liabilities as of December 31, 2017 to reflect the lower rate expected to apply when these temporary differences reverse. The Company estimates that the remeasurement resulted in a decrease in deferred tax assets of $22.5 million, which was fully offset by a corresponding change to the Company’s valuation allowance. The impact will likely be subject to ongoing technical guidance and accounting interpretation, which the Company will continue to monitor and assess.

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

In addition, we are required to timely file various reports with the FDA, including reports required by the medical device reporting regulations, or MDRs, that require we report to the regulatory authorities if our devices may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not filed in a timely manner, regulators may impose sanctions and sales of our devices may suffer, and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business. If we initiate a correction or removal for one of our devices to reduce a risk to health posed by the device, we would be required to submit a publically available Correction and Removal report to the FDA and in many cases, similar reports to other regulatory agencies. This report could be classified by the FDA as a device recall which could lead to increased scrutiny by the FDA, other international regulatory agencies and our customers regarding the quality and safety of our devices. Furthermore, the submission of these reports has been and could be used by competitors against us in competitive situations and cause customers to delay purchase decisions or cancel orders and would harm our reputation. In June 2017, we submitted a Correction and Removal report to the FDA in connection with the voluntary recall of our PhotonBlade® product, and had not received additional information from the FDA that would increase our exposure to additional risks.

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

The misuse of our devices may harm our image in the marketplace, result in injuries that lead to product liability lawsuits, which could be costly to our business, or result in costly investigations and FDA sanctions if we are deemed to have engaged in such promotion.

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

Material modifications to the intended use or technological characteristics of our devices will require new 510(k) clearances or premarket approvals, or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement, or clearance; however, the FDA can review a manufacturer’s decision. Any modification to an FDA-cleared device that could significantly affect its safety or efficacy or that would constitute a major change in its intended use would constitute a material modification and would require a new 510(k) clearance or possibly a premarket approval. We may not be able to obtain additional 510(k) clearances or premarket approvals for new devices or for modifications to, additional indications for, our devices in a timely fashion, or at all. Delays in obtaining required future clearances would harm our ability to introduce new or enhanced devices in a timely manner, which in turn would harm our future growth. We have made modifications to our devices in the past and will make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop selling or marketing our devices as modified, which could harm our operating results and require us to redesign our platform devices. In these circumstances, we may also be subject to significant enforcement actions such as significant regulatory fines or penalties.

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

We have registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the California Department of Public Health, or CDPH. The FDA has broad post-market and regulatory enforcement powers. We are subject to announced and unannounced inspections by FDA and the Food and Drug Branch of CDPH to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. We passed the most recent audit by the Food and Drug Branch of CDPH in February 2015, and the inspection revealed no minor or major issues. We were also subjected to an FDA inspection in April 2016 resulting in two observations. The FDA will evaluate and validate whether our corrective actions have been effective during its next inspection, which has not be scheduled. However, we cannot assure you that we will pass future inspections or audits by the FDA or other regulatory bodies or that the FDA will consider the observations it previously identified to be closed out.

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

•

federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal third-party payors that are false or fraudulent. Lawsuits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “whistleblowers”, may share in any amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim;

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

•

the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare and Medicaid Services, or CMS, information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members and payments or other “transfers of value” to such physician owners. Manufacturers are required to submit reports to CMS by the 90th day of each calendar year. Failure to submit the required information may result in civil monetary penalties up to an aggregate of $165,786 per year (and up to an aggregate of $1.105 million per year for “knowing failures”) for all payments, transfers of value or ownership or investment interests not reported in an annual submission, and may result in liability under other federal laws or regulations;

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

Our operations are impacted by the PPACA. Compliance with the ACA has imposed significant administrative and financial burdens on us. For example, the PPACA imposed, among other things, a 2.3% federal excise tax, with limited exceptions, on any entity that manufactures or imports Class I, II and III medical devices offered for sale in the United States that began on January 1, 2013. Through a series of legislative amendments, the tax was suspended for 2016 through 2019. Absent further legislative action, the device excise tax will be reinstated on medical device sales starting January 1, 2020. The current administration have expressed an intention to repeal the ACA and replace it with alternative reforms. For example, the Tax Cuts and Jobs Acts was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. The details and timing of any further such actions are unknown at this time.  However, it is possible that these changes could adversely affect our business.

On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012, or the ATRA, came into effect, which, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare devices and services, which could result in reduced demand for our devices or additional pricing pressures.

We face uncertainties that might result from modification or repeal of any of the provisions of the PPACA, including as a result of current and future executive orders and legislative actions. The impact of those changes on us and potential effect on the medical device industry as a whole is currently unknown. But, any changes to the PPACA are likely to have an impact on our results of operations, and may have a material adverse effect on our results of operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

Risks Related to our Common Stock

We expect that the price of our common stock will fluctuate substantially.

The market price of our common stock is likely to be highly volatile and may fluctuate substantially in response to, among other things, the risk factors described in this Annual Report on Form 10‑K and other factors, many of which are beyond our control, including:

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

In addition, the market prices of the stock of many new issuers in the medical device industry and of other companies with smaller market capitalizations like us have been volatile and from time to time have experienced significant share price and trading volume changes unrelated or disproportionate to the operating performance of those companies. As a result, stockholders have filed securities class action litigation following periods of market volatility. Any securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business, results of operations, financial condition, reputation and cash flows. See Part I, Item 3, “Legal Proceedings” and Note 7, “Commitments and Contingencies” to our financial statements included elsewhere in this Annual Report on Form 10-K for more information. These factors may materially and adversely affect the market price of our common stock.

A substantial number of additional shares may be sold into the public market in the near future, which may cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial amount of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our common stock. As of December 31, 2017, we have 17,179,258 shares of common stock outstanding. This includes the 4,600,000 shares of our common stock we sold in our IPO in June 2015 and 3,220,000 shares of our common stock we sold in a secondary offering in August 2016, which may be resold in the public market immediately. In July 2016, in order to facilitate the raising of additional funds, we filed a shelf registration statement on Form S‑3 (Registration No. 333‑212395) that allows us to sell up to an aggregate of $100,000,000 of our common stock, preferred stock, warrants, depository shares and/or units. The shares we sold in a secondary offering in August 2016 were sold pursuant to this shelf registration and a prospectus supplement.

A significant portion of the holders of our common stock and warrants have the right, subject to some conditions, to require us to file registration statements under the Securities Act of 1933, as amended, or the Securities Act covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders pursuant to a stockholders agreement between such holders and us. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement for the purpose of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. These registration rights terminate in June 2022.

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

As of December 31, 2017, our directors and executive officers and stockholders holding more than 5% of our capital stock, and their affiliates, own a significant portion of our outstanding common stock. To the extent our existing stockholders purchase additional shares, this ownership concentration would increase. As a result, if these stockholders were to choose to act together, they would exercise significant influence over most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

If securities or industry analysts do not publish research or reports about our business, or if they issue a negative opinion regarding our common stock, the price of our common stock and trading volume could decline.

The trading market for our common stock will be influenced by the research reports and opinions that securities or industry analysts publish about our business, our market and our competitors. We are pioneering the use of our technology in minimal access surgery and thus, analysts may be less likely to publish reports and opinions about our industry. Therefore, we may be required to educate analysts on the nature of our industry in order to obtain research coverage, and such efforts may not be successful. We do not have any control over these analysts. Investors have numerous investment opportunities and may limit their investments to publicly traded companies that receive thorough research coverage. If one or more analysts who cover us downgrade our shares, cease to cover us or fail to publish reports in a regular manner, our share price would likely decline, or we could lose visibility in the financial markets, which could cause a significant and prolonged decline in our stock price due to lack of investor awareness.

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

We incur substantial compensation costs as we pay our executive officers cash compensation commensurate with that of executive officers of other similarly sized public medical device companies, which increases our general and administrative expense and could harm our profitability. Any future equity awards will also increase our compensation expense. We also expect that being a public company and compliance with applicable rules and regulations increases the cost of director and officer liability insurance, and, to the extent our risk profile changes, we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee and compensation committee.

As disclosure of information in filings required increases in a public company, our business and financial condition has become more visible, which could be advantageous to our competitors and clients and could result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, brand, reputation and operating results.

We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take, and intend to take, advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” In particular, while we are an “emerging growth company” (1) we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, (2) we will be exempt from any rules that could be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements, (3) we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (4) we will not be required to hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.

We may remain an “emerging growth company” until as late as December 31, 2020, the fiscal year-end following the fifth anniversary of the completion of our IPO, though we may cease to be an “emerging growth company” earlier under certain circumstances, including if (1) we have more than $1.07 billion in annual revenue in any fiscal year, (2) the market value of our common stock that is held by non-affiliates exceeds $700 million as the last business day of our most recently completed second fiscal quarter or (3) we issue more than $1.0 billion of non-convertible debt over a three-year period.

The exact implications of the JOBS Act are still subject to interpretations and guidance by the SEC and other regulatory agencies, and we cannot assure you that we will be able to take advantage of all of the benefits of the JOBS Act. In addition, investors may find our common stock less attractive to the extent we rely on the exemptions and relief granted by the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline or become more volatile.

In the event that our internal control over financial reporting is perceived as inadequate, or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the trading price of our common stock could decline.

We are subject to the periodic reporting requirements of the Exchange Act. As a result, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. As a public company, we are required, under Section 404(a) of the Sarbanes-Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. We designed our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

We believe that any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur in the future and not be detected.

In addition, once we cease to be an emerging growth company under the federal securities laws, our auditors will be required to express an opinion on the effectiveness of our internal controls under Section 404(b) of the Sarbanes-Oxley Act. While we may remain an “emerging growth company” until as late as December 31, 2020, the fiscal year-end following the fifth anniversary of the completion of our IPO, we may cease to be an “emerging growth company” earlier under certain circumstances and that could accelerate our timeline for complying with Section 404(b).

If we are unable to confirm that our internal control over financial reporting is effective, or if our auditors, when required, are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, or be delayed in producing these financial reports, both of which could cause the price of our common stock to decline. We could also be subject to, among other things, regulatory or enforcement actions by the SEC and the Nasdaq Global Market and could be subject to securities litigation.

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

ITEM 3.LEGAL PROCEEDINGS

On February 27, 2017, a purported stockholder class action titled Paciga v. Invuity, Inc., et al., Case No. 3:17‑cv‑01005, was filed in the United States District Court for the Northern District of California against us, our Chief Executive Officer, and our Chief Financial Officer. The complaint alleges that the defendants made false or misleading statements to investors regarding our business prospects. The complaint purports to assert claims for violation of Sections 10(b) and 20(a) of the Exchange Act of 1934, and SEC Rule 10b‑5 on behalf of a purported class consisting of all purchasers of our common stock between July 19, 2016 and November 3, 2016, and seeks unspecified compensatory damages, attorney fees and costs, and other relief. On May 30, 2017, the Court appointed Mike Paciga as lead plaintiff. The lead plaintiff filed an amended complaint on July 31, 2017. Defendants filed a motion to dismiss on September 14, 2017, the lead plaintiff filed his opposition to the motion on October 30, 2017 and Defendants filed a reply brief on December 4, 2017. The motion to dismiss is currently scheduled for hearing on April 6, 2018. We intend to defend the litigation vigorously. Based on information currently available, we have determined that the amount of any possible loss or range of possible loss is not reasonably estimable.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity

Our common stock has traded on the NASDAQ Global Market under the symbol “IVTY” since June 15, 2015. The following table sets forth, for the periods indicated, the high and low intraday sales prices for our common stock as reported by the NASDAQ Global Market:

	Common Stock
	Price
	High	Low
Year Ended December 31, 2017
Quarter Ended December 31, 2017	$9.55	$6.15
Quarter Ended September 30, 2017	$9.25	$5.95
Quarter Ended June 30, 2017	$9.70	$5.75
Quarter Ended March 31, 2017	$8.75	$5.75
Quarter Ended December 31, 2016	$13.95	$4.50
Quarter Ended September 30, 2016	$14.25	$9.28
Quarter Ended June 30, 2016	$10.03	$4.80
Quarter Ended March 31, 2016	$9.21	$6.06

On February 28, 2018, the last reported sale price on the NASDAQ Global Market for our common stock was $4.15 per share.

As of February 28, 2018, we had 32 holders of record of our common stock. The number of record holders does not include beneficial holders who hold their shares in “street name,” meaning that the shares are held for their accounts by a broker or other nominee. In these instances, the brokers or other nominees are included in the number of registered holders, but the underlying holders of the common stock that have shares held in “street name” are not.

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

The graph below shows the cumulative total stockholder return assuming the investment of $100.00 on the date specified in each of our common stock, The NASDAQ Global Market Index, the NASDAQ Biotechnology Index and iShares US Medical Devices Index for the period commencing on June 15, 2015 (the first day of trading of our common stock) and ending on December 31, 2017. We have added the iShares US Medical Devices Index to this year’s stock performance graph because it is comprised of companies with operations more similar to ours than those companies in the Nasdaq Biotechnology Index. Accordingly, we believe that including this new index provides a more appropriate comparison of our stock performance with the performance of other companies in our industry. In this transition year, we have retained the Nasdaq Biotechnology Index for comparison purposes, but will not include that index in our stock performance graph going forward. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of future performance of our common stock. All amounts are shown are based on the closing prices of the respective indices and our stock:

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

Securities Authorized for Issuance under Equity Compensation Plan

The information required by this item will be included in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017, and is incorporated herein by reference.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.SELECTED FINANCIAL DATA.

The following selected financial data is qualified in its entirety by, and should be read in conjunction with the financial statements and the notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K. The following selected statement of operations data for the years ended December 31, 2017, 2016, and 2015 and the balance sheet data as of December 31, 2017 and 2016 have been derived from our audited financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. We derived the selected statements of operations data for the year ended December 31, 2014 and the selected balance sheet data as of December 31, 2015 and 2014 from our audited financial statements which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	December 31,
	2017	2016	2015	2014
Statements of Operations Data:
Revenue	$39,619	$32,461	$21,031	$13,103
Cost of goods sold	11,741	8,824	7,733	4,630
Gross profit	27,878	23,637	13,298	8,473
Operating expenses:
Research and development	9,018	9,908	7,869	5,181
Selling, general and administrative	54,119	52,409	40,636	23,044
Total operating expenses	63,137	62,317	48,505	28,225
Loss from operations	(35,259)	(38,680)	(35,207)	(19,752)
Interest expense	(2,370)	(2,018)	(1,881)	(1,402)
Interest income	222	133	28	51
Other income (expense), net	(208)	(44)	(510)	441
Loss on extinguishment of debt	(2,303)	—	—	—
Net loss and comprehensive loss	$(39,918)	$(40,609)	$(37,570)	$(20,662)
Net loss per common share, basic and diluted	$(2.34)	$(2.73)	$(4.94)	$(31.63)
Weighted-average shares used to compute net loss per common share, basic and diluted	17,051,037	14,868,501	7,606,172	653,195

	December 31,
	2017	2016	2015	2014
Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$21,002	$39,037	$46,296	$6,048
Working capital	22,678	41,235	49,314	10,366
Total assets	45,495	60,335	66,305	25,324
Convertible preferred stock warrant liability	—	—	—	136
Total long-term debt	29,116	13,261	14,480	9,347
Convertible preferred stock	—	—	—	73,755
Accumulated deficit	(186,134)	(146,216)	(105,607)	(68,037)
Total stockholders’ equity (deficit)	$(862)	$34,448	$42,343	$(65,827)

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

Overview

We are a leading medical technology company focused on developing and marketing advanced surgical devices to improve the ability of physicians to perform minimal access surgery through smaller and hidden incisions. Our patented Intelligent Photonics® technology delivers enhanced visualization which facilitates surgical precision, efficiency and safety. In addition, we utilize comprehensive strategic marketing programs to create stronger institutional partnerships. Clinical applications include women's health, encompassing breast cancer and breast reconstruction surgery, gynecology and thyroid surgery. Additional applications include procedures for electrophysiology, spine, orthopedic, cardiothoracic, and general surgery.

We channel our development through three broad categories of innovation. First, we integrate our Intelligent Photonics® technology platform into our single-use and reusable advanced surgical devices to address some of the critical intracavity illumination and visualization challenges facing surgeons today. We utilize this proprietary technology to develop optical waveguides, called Photonguides, that direct and shape thermally cool, brilliant light into broad, uniform and volumetric illumination of the surgical target. We believe that improving a surgeon’s ability to see critical anatomical structures can lead to better clinical and aesthetic outcomes, improved patient safety and reduced surgical time and healthcare costs.

Our second broad category of innovation for minimally invasive and minimal access surgical procedures is in the development and commercialization of a novel advanced energy platform. In September 2016, we received U.S. Food and Drug Administration, or FDA, 510(k) clearance of PhotonBlade®, a dynamic precision illuminator with enhanced energy delivery. PhotonBlade® is a first-of-its-kind device, delivering directed, thermally cool illumination at the precise point of surgical treatment in conjunction with a novel advanced energy platform allowing for precise tissue cutting and coagulation with minimal tissue damage. As such, PhotonBlade® represents a new category of Intelligent Photonics®and strategically expands our current product portfolio. After a preliminary market launch in March 2017, we fully launched the PhotonBlade® in September 2017.

Finally, in the third quarter of 2017, through a distribution arrangement with our manufacturing partner, Fluoptics Imaging Inc., we began a limited market launch of a fluorescence imaging system, called PhotonVue, which is used for the visual assessment of blood flow in adults as an adjunctive method for the evaluation of tissue perfusion.

We sold our devices to approximately 870 hospitals in the fourth quarter of 2017, as compared to approximately 745 hospitals in the fourth quarter of 2016. Based on the number of single-use units we have shipped as of December 31, 2017, we estimate that our devices have been used in approximately 367,000 surgical procedures cumulative from inception.

In addition to marketing and selling our existing products, we are engaged in ongoing research and development. Our research and development efforts are focused on developing new devices and modalities to broaden the application and adoption of minimal access procedures and enable new advanced surgical techniques. Our manufacturing involves the combined utilization of our internal manufacturing resources and expertise, approved suppliers and contract manufacturers. We outsource the manufacture of components, subassemblies and certain finished devices that are produced to our specifications and shipped to our facilities in San Francisco, California for final assembly or inspection, and certification. Finished products are stored at and distributed from our facility. We are in the process of securing additional space for storage and distribution, and believe these facilities are sufficient to support our operations and that suitable facilities would be available to us should our operations require it.

Revenue

Substantially all of our revenue is derived from sales of our devices in the United States. In June 2017, we started selling into Asia with sales through December 31, 2017 not being considered material. We earn revenue from the sale of our devices primarily through our direct sales force as complemented by independent sales agents.

We consider revenue derived from our single-use products to be the most important part of our business. Therefore, our focus is on procedure adoption. Recent revenue growth has been driven by the growth of our sales and marketing infrastructure and increased surgeon awareness of the benefits of our advanced photonics technology platform over traditional surgical lighting options in the operating room. We are pursuing a number of strategies that we believe will enable us to continue to grow. Our products have broad applicability to open, smaller incision surgeries which we estimate to be approximately 40% of all surgical procedures in the United States. We are targeting our sales and marketing efforts to surgeons for the following women’s health clinical applications: breast cancer and breast reconstruction surgery, gynecology, and thyroid surgery. Additional applications include procedures for electrophysiology, spine, orthopedic, cardiothoracic, and general surgery. Although we have made progress towards our goals there are still many areas for growth. To achieve these goals, we are focused on the following initiatives:

•

Leveraging our unique marketing programs that align with hospital initiatives including safety, patient outcomes and patient satisfaction, for example our Hidden Scar Surgery Program and Operating Room Safety Program;

•	Cross selling within our initial target markets and developing adjacent surgical specialties to broaden the three core categories to Women’s health, spine/orthopedic and electrophysiology; and

•	Introducing new products to support our ability to expand our clinical application, as demonstrated by the launch of the PhotonBlade® and PhotonVue® in 2017.

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

Cost of Goods Sold and Gross Margin

Cost of goods sold consists primarily of material costs, manufacturing overhead, direct labor and third-party services, such as sterilization. Manufacturing overhead represents a significant portion of cost of goods sold and includes the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management. New product launches typically have higher costs due to new manufacturing processes and lower production volumes. However, we expect overhead costs as a percentage of revenue to decrease as our production volume increases and our production processes become more efficient. Cost of goods sold also includes depreciation expense for production equipment and certain direct costs such as shipping cost

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily production volumes, manufacturing costs and product yields, adjustments to inventory reserves and the implementation of cost-reduction strategies. Gross margin on our current product portfolio may increase over the long term as our production volume increases and we are able to spread the fixed portion of our manufacturing overhead costs over a larger number of units produced, thereby reducing our per unit manufacturing costs; however this positive trend may be offset by new product introductions, notably the PhotonBlade® and PhotonVue®, as new products are produced at low volumes which may result in lower margins as component costs are usually higher at lower volumes and manufacturing processes are less efficient. Therefore, our gross margin will likely fluctuate from quarter to quarter in the near term.

Research and Development Expenses

Our research and development, or R&D, expenses consist primarily of product research, engineering, product development, quality assurance and depreciation. These expenses include personnel costs, including salaries, healthcare benefits, bonuses and stock-based compensation expense, consulting services, laboratory materials and supplies and an allocation of related facilities costs. In the near term, we expect our R&D costs to be fairly constant in absolute dollars as we look to increase our operating efficiencies and then over the longer term to increase in absolute dollars as we hire additional personnel to develop new devices and device enhancements. We expense R&D costs as they are incurred.

Selling, General and Administrative Expenses

Our selling, general and administrative, or SG&A, expenses consist primarily of personnel costs including salaries, healthcare benefits, sales commissions, bonuses and stock compensation for sales, executive, and administrative personnel. Other significant SG&A expenses include independent sales agent commissions, conferences, trade shows, promotional activities, including trunk stock expenses associated with the sales team demonstrating our products, professional fees for legal and accounting services, consulting fees, insurance costs and travel expenses.

In the near term, we expect SG&A expenses to be fairly constant in absolute dollars as we look to increase operating efficiencies, and then over the longer term, to increase in absolute dollars as we expect to hire incremental direct sales representatives and expand our commercial infrastructure to both drive and support our planned revenue growth. We also expect to incur additional SG&A expenses as a result of supporting a dynamically growing company, including investments in human resources and other administrative functions.

Interest Expense

Interest expense consists of cash and non-cash components. The cash component of interest expense is attributable to our borrowings under our loan agreements. The non-cash component consists of interest expense recognized from the amortization of debt discounts derived from the issuance of warrants and debt issuance costs capitalized on our balance sheets.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net consists primarily of interest income earned on our cash, cash equivalents and marketable securities, offset by tax expenses.

Results of Operations

Revenue, cost of revenue, gross profit and gross margin

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except percentages)
Revenue
Single use devices	$32,389	$24,548	$15,269
Reusable retractors	4,225	5,401	3,333
Sales to 3rd party medical device manufacturers	1,775	1,386	1,422
Accessories	1,230	1,126	1,007
Total revenue	39,619	32,461	21,031
Cost of Revenue	11,741	8,824	7,733
Gross Profit	$27,878	$23,637	$13,298
Gross Margin	70%	73%	63%

Twelve Months Ended December 31, 2017 as compared to Twelve Months Ended December 31, 2016

Revenue increased $7.2 million, or 22%, to $39.6 million during the year ended December 31, 2017, compared to $32.5 million during the year ended December 31, 2016. Revenue growth was driven by our single use devices which increased $7.8 million, or 32%. We continue to see an increase in procedural adoption for our single-use devices as a result of selling our products to new customers and also increasing sales to existing customers. We continue to see increased adoption of our devices in breast cancer and breast reconstruction surgery driven by our Hidden Scar marketing programs, advances within certain gynecological procedures and growing interest in certain electrophysiology procedures. The number of customers ordering our devices increased from approximately 745 in the fourth quarter of 2016 to approximately 870 in the fourth quarter of 2017, and procedural volumes increased to 127,000 for 2017 compared to 95,000 for 2016. Compared to the year ended December 31, 2016, revenue from sales of our retractors decreased $1.2 million, or 22%, due to a decrease of the total number of retractors sold, including sales of retractors that were being phased out in 2017. In addition, our retractor devices are reusable, but utilize a single-use optical waveguide, which we sell separately because a new waveguide must be used for each procedure. We use various promotional programs to incentivize customers to purchase our retractors with the aim of increasing the installed base of retractors that subsequently may drive increased waveguide sales.

Cost of goods sold increased $2.9 million, or 33%, to $11.7 million during the year ended December 31, 2017, compared to $8.8 million for the year ended December 31, 2016. This increase in cost of goods sold was primarily due to the increase of number of devices sold as we expanded our sales and marketing efforts and increased the number of units sold.

Gross margin for the year ended December 31, 2017 was 70% compared to 73% for the year ended December 31, 2016. Gross margin declined in the second half of 2017 due to the launch of our new products PhotonBlade® and PhotonVue® that, as is common with new product launches, have yet to benefit from improvements in manufacturing processes and lower costs associated with higher production volumes.

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

Gross margin for the year ended December 31, 2016 was 73% compared to 63% for the year ended December 31, 2015. The increase was due to the introduction of the Eikon LT retractor series at the beginning of the year, which replaced our Eikon Classic retractor series and had significantly improved margins as a result of being made from a polymer compared to metal which is a lower cost material. The Eikon LT comprised 12% of total sales for 2016.

Operating Expenses

	Year Ended December 31,
	2017		2016		2015
		% of		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	Revenue
	(in thousands, except percentages)
Operating Expenses
Research and development	$9,018	23%	$9,908	31%	$7,869	37%
Selling general and administrative	54,119	137	52,409	161	40,636	193
Total operating expenses	$63,137	160%	$62,317	192%	$48,505	230%

Twelve Months Ended December 31, 2017 as compared to Twelve Months Ended December 31, 2016

Research and development expenses: expenses decreased $0.9 million, or 9%, to $9.0 million during the year ended December 31, 2017, compared to $9.9 million during the year ended December 31, 2016. Expenses are substantially impacted by the cadence of product releases and the majority of PhotonBlade® expenses were incurred in 2016 with a corresponding reduction of these expenses in 2017 as a result of the PhotonBlade® being launched.

Selling, general and administrative expenses: expenses increased $1.7 million, or 3%, to $54.1 million during the year ended December 31, 2017, compared to $52.4 million during the year ended December 31, 2016. Expenses increased $4.0 million due to increase professional fees, which included $3.2 million of litigation costs. This increase was offset by a reduction in selling and marketing expenses of $1.4 million, reduced payroll related costs of $0.6 million, and reduced depreciation, facilities and maintenance costs of $0.3 million. During the year we took advantage of turnover in our direct sales representatives to increase sales productivity by placing replacement hires into major metropolitan markets and consolidating some smaller sales territories.

Twelve Months Ended December 31, 2016 as compared to Twelve Months Ended December 31, 2015

Research and development expenses: expenses increased $2.0 million, or 26%, to $9.9 million during the year ended December 31, 2016, compared to $7.9 million during the year ended December 31, 2015. Expenses increased $1.1 million as a result of increasing our headcount and $1.3 million for consultants, research on new product development, testing and associated regulatory and quality costs, including PhotonBlade® development.

Selling, general and administrative expenses: expenses increased $11.8 million, or 29%, to $52.4 million during the year ended December 31, 2016, compared to $40.6 million during the year ended December 31, 2015. Personnel-related expenses, including salaries and employee benefits, increased $11.5 million, as a result of increasing our direct sales force, marketing and administrative staff. Travel and entertainment expenses increased $1.1 million mainly due to the increased sales force, and sales commissions increased $1.2 million as a result of increased revenues driven by the increased sales force. In addition, in 2016, we incurred $0.8 million in expense as a result of reserves against our trunk stock inventory related to our Eikon Classic retractor that was replaced by our new Eikon LT retractor series. These increases were offset a $1.1 million decrease in professional services, consultants, and marketing expenses.

Interest expense, interest income, and other expense, net

Non-operating items, including interest expense, interest income, and other income (expense), were as follows for the periods presented:

	Year Ended December 31,
	2017		2016		2015
		% of		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	Revenue
	(in thousands, except percentages)

Interest expense	$(2,370)	(6)%	$(2,018)	(6)%	$(1,881)	(9)%
Interest income	222	1	133	0	28	0
Other expense, net	(208)	(1)	(44)	(0)	(510)	(2)
Loss on extinguishment of debt	(2,303)	(6)	—	—	—	—
Total	$(4,659)	(12)%	$(1,929)	(6)%	$(2,363)	(11)%

Twelve Months Ended December 31, 2017 as compared to Twelve Months Ended December 31, 2016

Interest expense increased $0.4 million to $2.4 million during the year ended December 31, 2017 from $2.0 million during the year ended December 31, 2016 as a result of increasing our term loan from $15 million to $30 million and utilizing our revolving credit facility during 2017.

Interest income increased $0.1 million to $0.2 million during the year ended December 31, 2017 from $0.1 million during the year ended December 31, 2016, due to additional interest income earned when compared to 2016.

Other expense, net changed $0.2 million to expense of $0.2 million during the year ended December 31, 2017, compared to expense of $44,000 during the year ended December 31, 2016, due to additional tax expenses incurred when compared to 2016.

A loss of extinguishment of debt costs of $2.3 million was incurred in March 2017 when we re-financed our loan with HCRP and our credit facility with SVB and replaced them with our current loan facility with MidCap. These expenses included a $1.8 million prepayment fee, approximately $0.4 million in expenses relating to the immediate recognition of debt discounts that were being amortized over the term of the original loan, and a $150,000 fee for ending our access to our SVB credit facility.

Twelve Months Ended December 31, 2016 as compared to Twelve Months Ended December 31, 2015

Interest expense increased $0.1 million to $2.0 million during the year ended December 31, 2016 from $1.9 million during the year ended December 31, 2015 primarily due to increased interest payments on our loan with HealthCare Royalty Partners, or HCRP.

Interest income increased $0.1 million to $0.1 million during the year ended December 31, 2016, compared to income of $28,000 during the year ended December 31, 2015, due to additional interest income earned on a higher average cash balance held throughout the year.

Other expense, net changed $0.5 million to $44,000 during the year ended December 31, 2016, compared to expense of $0.5 million during the year ended December 31, 2015. In 2015, we incurred an expense related to the fair value re-measurement of the liability related to our outstanding convertible preferred stock warrants prior to our IPO.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital. The accompanying financial statements have been prepared on a basis which assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. We have incurred net losses from operations since inception, including $39.9 million for the year ended December 31, 2017, and have an accumulated deficit of $186.1 million as of December 31, 2017. We have $21.0 million in cash and cash equivalents and short-term investments, $35.0 million in debt outstanding and a working capital of $22.7 million at December 31, 2017. We are required to comply with a financial covenant relating to certain quarterly minimum Net Revenue requirements on a trailing twelve-month basis. The minimum Net Revenue requirements on a trailing twelve month basis for 2018 is $40,488,151 for the period ending March 31, 2018, $42,248,214 for the period ending June 30, 2018, $46,574,986 for the period ending September 30, 2018, and $50,000,000 for the period ending December 31, 2018. As of December 31, 2017, we were in compliance with this covenant. We expect to incur additional losses and negative cash flows for the foreseeable future as we continue to invest in our sales and marketing efforts and research and development activities in order to continue to grow our business.

We believe that our cash, cash equivalents and short-term investments as of December 31, 2017, and expected sales from our products together with additional funding available under our revolving credit facility will not provide sufficient funds to enable us to meet our projected operating requirements for the next twelve months from the issuance of the financial statements included in this Annual Report on Form 10-K.

We intend to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to support our operating and capital needs. If we are not able to perform according to our 2018 operating plan, our available capital resources may be consumed more rapidly than currently expected, and therefore we may be required to raise additional funds sooner than anticipated. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. Without additional funds, we will be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations.

The uncertainty around the achievement of our plans to mitigate the risk of going concern raises substantial doubt about our ability to continue as a going concern for a one year period from the issuance of the financial statements included in this Annual Report on Form 10-K. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Net cash (used in) provided by:	(in thousands)

Operating activities	$(38,885)	$(36,624)	$(31,165)
Investing activities	6,870	(11,783)	(3,748)
Financing activities	21,495	30,411	75,126
Net increase (decrease) in cash and cash equivalents	$(10,520)	$(17,996)	$40,213

Twelve Months Ended December 31, 2017

Net cash used in operating activities was $38.9 million, which consisted of a net loss of $39.9 million, adjusted by non-cash charges of $5.6 million and net change of $4.5 million in our net operating assets. The change in our operating assets is primarily due to an increase in our accounts receivable of $1.6 million, and increase in our inventory of $2.4 million and a reduction in our accrued liabilities of $1.3 million, offset by an increase in our accounts payable of $1.4 million. The increase in our accounts receivable is in line with increased sales, increased inventories are due to the launch of PhotonBlade® and the increase in our accounts payable is primarily due to the timing of December payments made in January. Accrued liabilities reduced as a result of lower operating expenses in the fourth quarter.

Net cash used in investing activities consisted of the purchase and sale of marketable securities and capital expenditures to purchase property and equipment.

Net cash from financing activities included $30 million of proceeds from the issuance of long-term debt net of issuance costs under the credit and security agreement the Company entered into with MidCap in March 2017. The Company received $20.0 million upon closing and $10 million in September 2017. The Company used $17.2 million of the initial funding to pay off in full the outstanding $15.0 million loan with HCRP including a $1.8 million prepayment fee and $0.4 million in interest. In addition the Company entered a separate credit and security agreement with MidCap in March 2017 that provides for a revolving credit facility of up to $10.0 million based on the eligible accounts receivable and inventory balances, of which, at December 31, 2017, the Company had drawn down $5.9 million.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017:

	Payments Due by Period
	Less Than	1 to 3	3 to 5	More than
(in thousands)	1 Year	Years	Years	5 Years	Total
Debt, including interest	$2,490	$24,838	$8,795	$—	$36,123
Operating leases	2,178	4,553	4,831	4,680	16,242
Purchase obligations	1,275	—	—	—	1,275
Total contractual obligations (1)	$5,943	$29,391	$13,626	$4,680	$53,640

(1)

Our term loans with MidCap accrue interest at a floating rate equal to 6.50% per annum, plus the greater of (i) 1.5% or (ii) one month LIBOR. Interest shall accrue on the date of the commencement of funding and is payable in arrears on the first day of each month. The debt payments noted are estimates of our principal and interest payments using the floating rate as of December 31, 2017. Actual payments relating to interest may differ.

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

We do not offer rights of return other than our standard warranty, or price protection. With the exception of PhotonVue®, whereby customers can purchase service contracts for future periods of time, we have no post-delivery obligations other than our standard warranty for our other products.

Stock-based Compensation

We recognize compensation costs related to stock options granted to employees based on the estimated fair value of the awards on the date of grant, net of actual forfeitures. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option pricing model. The grant date fair value of stock-based awards is expensed on a straight-line basis over the period during which the employee is required to provide service in exchange for the award (generally the vesting period).

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

•

Expected volatility.    The expected volatility is derived from the average historical volatilities of publicly traded companies within our industry that we consider to be comparable to our business over a period approximately equal to the expected term for employee’s options and the remaining contractual life for non-employees options blended with a review of our actual historical volatility since our IPO in June 2015.

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

The following table summarizes the assumptions we used to determine the fair value of stock options granted to employees:

	Year Ended December 31,
	2017	2016	2015
Expected term (in years)	6.0	5.0-6.0	5.0-6.0
Expected volatility	60%	50%	35-50%
Risk-free interest rate	1.87-2.22%	1.24-2.26%	1.31-1.89%
Dividend yield	0%	0%	0%

We recorded total stock-based compensation expense of $3.3 million, $2.3 million and $1.2 million, for the years ended December 31, 2017, 2016, and 2015, respectively. We expect to continue to grant stock options and other equity-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our operations are primarily within the United States. We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate, inflation risks, and changes in the general economic conditions in the countries where we conduct business. We had cash, cash equivalents, and short term investments of $21.0 million and $39.0 million as of December 31, 2017 and December 31, 2016, respectively, which consist of corporate bonds, commercial paper, bank deposits and money market funds.

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

As of December 31, 2017, we had drawn down a principal debt balance of $30.0 million with a floating interest equal to 6.50% per annum, plus the greater of (i) 1.5% or (ii) one month LIBOR. In addition, we had also drawn down $5.9 million against our accounts receivable facility. This facility accrues interest at a floating rate equal to 3.25% per annum, plus the greater of (i) 1.5% or (ii) one month LIBOR. As of December 31, 2016, we had a principal debt balance of $15.0 million with a fixed interest rate equal to 12.5%. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on our financial statements. See Note 5 and Note 6 of the Notes to Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more details

Foreign Currency Risk

As of December 31, 2017, our business has been almost entirely conducted in U.S. dollars, but we have expanded sales to Asia and expect to expand sales to Europe. As we begin to conduct transactions in foreign currencies, we may become increasingly subject to foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar. As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INVUITY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Invuity, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Invuity, Inc. as of December 31, 2017 and 2016, and the related statements of operations and comprehensive loss, of convertible preferred stock and stockholders’ equity (deficit), and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principles

As discussed in Note 2 to the financial statements, in 2017, the Company changed the manner in which it accounts for certain elements of its employee share-based payments and the manner in which it presents restricted cash in the statement of cash flows.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 5, 2018

We have served as the Company's auditor since 2010, which includes periods before the Company became subject to SEC reporting requirements.

INVUITY, INC.

Balance Sheets

(in thousands, except share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$17,962	$28,300
Short-term investments	3,040	10,737
Restricted cash - current	181	181
Accounts receivable, net	7,421	5,782
Inventory	7,436	5,052
Prepaid expenses and other current assets	1,274	1,088
Total current assets	37,314	51,140
Restricted cash	727	909
Property and equipment, net	7,169	8,286
Other long-term assets	285	—
Total assets	$45,495	$60,335
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,598	$2,192
Accrued and other current liabilities	5,179	6,351
Short-term debt	5,859	1,362
Total current liabilities	14,636	9,905
Deferred rent	2,569	2,721
Deferred revenue - long term	36	—
Long-term debt	29,116	13,261
Total liabilities	46,357	25,887
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value—10,000,000 shares authorized at December 31, 2017 and December 31, 2016, no shares issued and outstanding at December 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value—100,000,000 shares authorized at December 31, 2017 and December 31, 2016 17,179,258 and 16,950,940 shares issued and outstanding at December 31, 2017 and December 31, 2016	17	17
Additional paid-in capital	185,255	180,647
Accumulated deficit	(186,134)	(146,216)
Total stockholders’ equity (deficit)	(862)	34,448
Total liabilities and stockholders’ equity (deficit)	$45,495	$60,335

The accompanying notes are an integral part of these financial statements.

INVUITY, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015

Revenue	$39,619	$32,461	$21,031
Cost of goods sold	11,741	8,824	7,733
Gross profit	27,878	23,637	13,298
Operating expenses:
Research and development	9,018	9,908	7,869
Selling, general and administrative	54,119	52,409	40,636
Total operating expenses	63,137	62,317	48,505
Loss from operations	(35,259)	(38,680)	(35,207)
Interest expense	(2,370)	(2,018)	(1,881)
Interest income	222	133	28
Other expense, net	(208)	(44)	(510)
Loss on extinguishment of debt	(2,303)	—
Net loss and comprehensive loss	$(39,918)	$(40,609)	$(37,570)
Net loss per common share, basic and diluted	$(2.34)	$(2.73)	$(4.94)
Weighted-average shares used to compute net loss per common share, basic and diluted	17,051,037	14,868,501	7,606,172

The accompanying notes are an integral part of these financial statements.

INVUITY, INC.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

							Total
					Additional		Stockholders'
	Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2014	6,056,403	$73,755	711,249	$1	$2,209	$(68,037)	$(65,827)
Issuance of Series F convertible preferred stock for cash at $14.3449 per share, net of issuance costs of $128	1,596,212	22,769	—	—	—	—	—
Conversion of Convertible Preferred Stock upon IPO	(7,652,615)	(96,524)	7,979,332	8	96,516	—	96,524
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	608	—	608
Proceeds from issuance of common stock, net issuance costs of $7,988	—	—	4,600,000	4	47,215	—	47,219
Exercise of common stock options	—	—	102,250	—	139	—	139
Repurchase of early exercised options	—	—	(473)	—	(1)	—	(1)
Vesting of early exercise options	—	—	—	—	2	—	2
Stock-based compensation expense	—	—	—	—	1,249	—	1,249
Net loss	—	—	—	—	—	(37,570)	(37,570)
Balances at December 31, 2015	—	—	13,392,358	13	147,937	(105,607)	42,343
Proceeds from secondary offering, net issuance costs of $590	—	—	3,220,000	3	29,675	—	29,678
Exercise of common stock options	—	—	338,582	1	732	—	733
Stock-based compensation expense	—	—	—	—	2,303	—	2,303
Net loss	—	—	—	—	—	(40,609)	(40,609)
Balances at December 31, 2016	—	—	16,950,940	17	180,647	(146,216)	34,448
Exercise of common stock options	—	—	165,687	—	526	—	526
Issuance of common stock due to vesting of restricted stock units	—	—	27,231	—	—	—	—
Issuance of common stock warrants related to term loan facilities	—	—	—	—	556	—	556
Proceeds from at-the-market offering, net issuance costs of $125	—	—	35,400	—	183	—	183
Stock-based compensation expense	—	—	—	—	3,343	—	3,343
Net loss	—	—	—	—	—	(39,918)	(39,918)
Balances at December 31, 2017	—	$—	17,179,258	$17	$185,255	$(186,134)	$(862)

The accompanying notes are an integral part of these financial statements.

INVUITY, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(39,918)	$(40,609)	$(37,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,992	1,995	1,710
Stock-based compensation	3,343	2,303	1,249
Changes in fair value of convertible preferred stock warrant liability	—	—	472
Provision for (recovery of) doubtful accounts	(23)	136	216
Non-cash portion of extinguishment loss	352	—	—
Payment of original issue discount	(210)	—	—
Noncash interest expense	122	143	143
Accretion of premium (discount) on marketable securities	(17)	9	—
Changes in operating assets and liabilities:
Accounts receivable	(1,581)	(2,300)	(1,033)
Inventory	(2,384)	130	(911)
Prepaid expenses and other current assets	(186)	(165)	1,568
Other non-current assets	(285)	—	—
Accounts payable	1,372	(284)	1,349
Accrued and other current liabilities	(1,310)	2,107	1,537
Deferred rent	(152)	(89)	105
Net cash used in operating activities	(38,885)	(36,624)	(31,165)
Cash flows from investing activities
Purchases of property and equipment	(844)	(1,037)	(3,748)
Purchases of marketable securities	(12,503)	(10,746)	—
Maturities of marketable securities	20,217	—	—
Net cash used in (provided by) investing activities	6,870	(11,783)	(3,748)
Cash flows from financing activities
Proceeds from revolving credit facility, net of payment	5,859	—	—
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	—	—	47,219
Proceeds from common stock offerings, net of offering costs	203	29,678	—
Proceeds from issuance of long-term debt, net of issuance costs	29,672	—	—
Proceeds from issuance of long-term debt-related party, net of issuance costs	—	—	5,000
Repayments of original proceeds from long-term debt-related party	(14,765)	—	—
Proceeds from issuance of common stock upon exercise of stock options	526	733	139
Payments to repurchase early exercised common stock	—	—	(1)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	22,769
Net cash provided by financing activities	21,495	30,411	75,126
Net increase (decrease) in cash and cash equivalents	(10,520)	(17,996)	40,213
Cash and cash equivalents and restricted cash, beginning of year	29,390	47,386	7,173
Cash and cash equivalents and restricted cash, end of year	$18,870	$29,390	$47,386
Reconciliation of cash, cash equivalents and restricted cash as shown in the statement of cash flows
Cash and cash equivalents	17,962	28,300	46,296
Restricted cash classified as current assets	181	181	—
Restricted cash classified as long-term assets	727	909	1,090
Total cash, cash equivalents and restricted cash	18,870	29,390	47,386
Supplemental disclosures of cash flow information
Cash paid for interest to related party	$377	$1,875	$1,740
Cash paid for interest	$1,536	$—	$—
Non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued liabilities at period end	$59	$48	$78
At-the-market offering in accounts payable and accrued liabilities	$20	$—	$—
Reclassification of convertible preferred stock warrant liability to additional paid-in capital upon conversion of preferred stock warrants into common stock warrants	$—	$—	$608
Conversion of convertible preferred stock into common stock and additional paid in capital	$—	$—	$96,524

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

Liquidity and Going Concern

The Company has incurred net losses from operations since inception, including $39.9 million for the year ended December 31, 2017, and has an accumulated deficit of $186.1 million as of December 31, 2017. The Company has $21.0 million in cash and cash equivalents and short-term investments, $35.0 million in debt outstanding and a working capital of $22.7 million at December 31, 2017. The Company is required to comply with a financial covenant relating to certain quarterly minimum Net Revenue (as defined in the debt agreements) requirements on a trailing twelve-month basis. See Note 6 for further details. As of December 31, 2017, the Company was in compliance with this covenant. The Company expects to incur additional losses and negative cash flows for the foreseeable future as the Company continues to invest in its sales and marketing efforts and research and development activities to continue to grow its business.

The Company believes that its cash, cash equivalents and short-term investments as of December 31, 2017, and expected sales from its products together with additional funding available under the Company’s revolving credit facility will not provide sufficient funds to enable the Company to meet its projected operating requirements for the next twelve months from the issuance of these financial statements.

The Company intends to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to support its operating and capital needs. If the Company is not able to perform according to the Company’s 2018 operating plan, the Company’s available capital resources may be consumed more rapidly than currently expected, and therefore may be required to raise additional funds sooner than anticipated. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Without additional funds, the Company will be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations.

The uncertainty around the achievement of the Company’s plans to mitigate the risk of going concern raises substantial doubt about the Company’s ability to continue as a going concern for a one year period from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Restricted Cash

Restricted cash represents a letter of credit related to the Company’s facility lease.

Short-Term Investments

All short-term investments are classified as “available-for-sale” and carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in interest and other income (expense), net, respectively, and are derived using the specific identification method for determining the cost of securities sold. Interest on available-for-sale securities is included in interest and other income (expense), net. Unrealized gains and losses and realized gains and losses on sale of short-term investments were not material for the years ended December 31, 2017, 2016, and 2015. The Company had total short-term investments of $3.0 million and $10.7 million as of December 31, 2017 and 2016, respectively.

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

The allowance for doubtful accounts balance was $268,000 and $300,000 as of December 31, 2017 and 2016, respectively. The Company wrote off $0, $6,000 and $165,000 as uncollectible accounts receivables to the allowance for doubtful accounts during the years ended December 31, 2017, 2016, and 2015, respectively.

Fair Value of Financial Instruments

Carrying amounts of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value due to their relatively short maturities. As of December 31, 2017, based on Level 2 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s debt approximates its fair value.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk at December 31, 2017 and 2016 consist primarily of cash and cash equivalents, which are held primarily by one domestic financial institution and exceeds federally insured limits. The Company manages its liquidity risk by investing in a variety of money market funds and corporate debt. This diversification of investments is consistent with the Company’s policy to maintain liquidity and ensure the ability to collect principal. All investments are made pursuant to corporate investment policy guidelines which restrict investments to issuers evaluated as creditworthy.

Significant customers are those which represent 10% or more of the Company’s total revenue for each period presented in the statements of operations and comprehensive loss or 10% or more of the Company’s net accounts receivable balance at each respective balance sheet date. As of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016, and 2015, the Company had no customers that represented 10% or more of its revenue or accounts receivable balances.

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the standard cost method, which approximates the first-in, first out basis. The Company periodically assesses the recoverability of all inventories, including raw materials and finished goods, to determine whether adjustments to the carrying value are required. Inventory that is obsolete or in excess of forecasted usage is written down to its estimated net realizable value based on assumptions about future demand and market conditions. Inventory write-downs are charged to cost of goods.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives of the Company’s assets are as follows:

Laboratory equipment	5 years
Leasehold improvements	Shorter of lease term or estimated life of the assets
Furniture and fixtures	3 years
Computer equipment and software	2 to 3 years
Manufacturing equipment	5 years

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) represents all changes in stockholders’ equity (deficit) except those resulting from distributions to stockholders. The Company’s unrealized loss on short-term available-for-sale securities represent the components of other comprehensive income (loss) that are excluded from the reported net loss and are presented in the statements of comprehensive loss.

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

In certain circumstances, the Company enters into arrangements in which multiple deliverables are provided to customers. Under multiple deliverable arrangements, the Company recognizes revenue in accordance with the principles described above and allocates the revenue based on the relative selling price of each deliverable, which is based on stand alone selling price.

Warranty Obligations

The Company does not offer rights of return or price protection and has no post-delivery obligations other than its standard warranty which entitles the customer to return defective products for a period of one year after sale. The warranty liability was $50,000 as of December 31, 2017. Historical warranty costs have been insignificant.

Medical Device Excise Tax

In March 2010, the Patient Protection and Affordable Care Act was signed into law which included a deductible 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, effective January 1, 2013. Subsequently, this excise tax was suspended effective January 1, 2016 through December 31, 2017 and suspended again under the 2018 short-term spending bill. Under this bill, this tax was suspended through December 31, 2020, unless subsequent legislation changes this provision.

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

Stock-based Compensation

The Company measures its stock-based awards made to employees based on the estimated fair values of the awards as of the grant date using the Black-Scholes option-pricing model. Stock-based compensation expense is recognized over the requisite service period using the straight-line method and is based on the value of the portion of stock-based payment awards that ultimately vests. The Company’s stock-based compensation is reduced for actual forfeitures in the period and upon the actual date of forfeiture.

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

Segment Reporting

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. The majority of the Company’s assets are maintained in the United States. The Company derives its revenue primarily from sales to customers in the United States, based upon the billing address of the customer. In June 2017, the Company started selling into Asia with sales through December 31, 2017 being immaterial.

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

•

In April 2016, the FASB issued ASU No. 2016‑10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing to clarify on how to identify the performance obligations and the licensing implementation guidance in its new revenue recognition standard.

•

In May 2016, the FASB issued ASU No. 2016‑12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, to address certain issues identified by the Transition Resource Group, (the “TRG”) in the guidance on assessing collectability, presentation of sales tax, noncash consideration, and completed contracts and contracts modifications at transition.

The Company will adopt the new revenue standard on January 1, 2018, using the modified retrospective method. The new revenue standard is principles-based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve as companies and the accounting profession work to implement this new standard. The Company has determined that the new guidance will not have a material impact on its financial statements.

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

•

In February 2016, the FASB issued ASU No. 2016‑02—Leases (“ASC 842”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance on its financial statements.

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

As a result of adopting ASU No. 2016‑09 in the first quarter of 2017, the Company has made an accounting policy election to account for forfeitures as they occur. This change has been applied on a modified retrospective basis, with no material impact on the Company’s financial statements. The adoption of ASU

No. 2016‑09 also requires excess tax benefits and tax deficiencies be recorded in the statement of operations as opposed to additional paid‑in capital when the awards vest or are settled, and has been applied on a prospective basis with no impact on the financial statements as of and for the year ended December 31, 2017. As a result of the adoption, the Company's increased its total NOLs by $1.0 million on January 1, 2017 related to deferred tax assets that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting purposes. This amount is fully offset by a valuation allowance.

The adoption of ASU No. 2016‑09 related to the accounting for minimum statutory withholding tax requirements and cash paid by an employer when directly withholding shares for tax-withholding purposes had no impact on the Company's current financial statements or on any prior period financial statements presented.

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

•

In August 2016, the FASB issued ASU No. 2016‑15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This update addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (“COLIs”) (including bank-owned life insurance policies (“BOLIs”); distributions received from equity method investees; beneficial “interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in ASU No. 2016‑15 should be applied using a retrospective transition method to each period presented. The standard is effective for public entities for annual periods beginning after December 15, 2017. The Company will adopt this standard beginning on January 1, 2018 and as a result, expects to reclassify the $2.0 million debt extinguishment cost paid in cash in the first quarter of 2017 from operating activities to financing activities.

•

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company early adopted this standard in the fourth quarter of 2017. The adoption is currently reflected in the Company’s financial statements.

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

The Company’s financial instruments consist of Level 1 and 2 assets. Level 1 assets consist primarily of highly liquid money market funds that are included in cash, cash equivalents, and restricted cash. Commercial Paper and corporate debt securities are classified in Level 2 of the fair value hierarchy because these valuation inputs are observable or market-corroborated for similar securities.

Prior to the IPO, the Company had a convertible preferred stock warrant liability relating to certain prior year financings. See Note 8 for further discussion. Upon the IPO, in June 2015, all convertible preferred stock warrants were converted into common stock warrants and the company recorded expense of $136,000 relating to the change in fair value of this convertible preferred stock warrant. For the periods ended December 31, 2017 and December 31, 2016 respectively, the Company had no Level 3 assets or liabilities.

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$13,071	$—	$—	$13,071
Commercial paper	—	3,763	—	3,763
Corporate debt securities	—	1,753	—	1,753
	$13,071	$5,516	$—	$18,587

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$18,755	$—	$—	$18,755
Commercial paper	—	9,582	—	9,582
Corporate debt securities	—	9,533	—	9,533
	$18,755	$19,115	$—	$37,870

As of December 31, 2017 and 2016, the carrying value of the Company’s short term investments approximates its fair value.

4.BALANCE SHEET COMPONENTS

Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2017	2016
Raw materials	$1,606	$699
Work-in-process	1,860	1,144
Finished goods	3,970	3,209
Total inventory	$7,436	$5,052

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2017	2016
Prepaid expenses	$1,252	$1,004
Other	22	84
Total prepaid expenses and other assets	$1,274	$1,088

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2017	2016
Computer equipment and software	$1,368	$1,330
Laboratory and manufacturing equipment	3,008	2,422
Furniture and fixtures	1,516	1,442
Leasehold improvements	7,155	7,153
Assets in progress	167	47
Total property and equipment, gross	13,214	12,394
Less: accumulated depreciation and amortization	(6,045)	(4,108)
Total property and equipment, net	$7,169	$8,286

Depreciation and amortization expense was $2.0 million during each of the years ended December 31, 2017 and 2016, and $1.7 million during the year ended December 31, 2015.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Accrued payroll-related expenses	$3,777	$5,301
Accrued independent sales agent commissions	181	193
Accrued professional fees	501	246
Deferred rent	261	261
Other	459	350
Total accrued and other current liabilities	$5,179	$6,351

5.RELATED PARTY LOAN AGREEMENT

In February 2014, the Company entered into a loan agreement with HealthCare Royalty Partners (“HCRP”), a related party due to its equity ownership interest in the Company, and drew down the first tranche of $10.0 million. The second tranche associated with HCRP, of $5.0 million, was drawn down in March 2015.

Interest was payable quarterly at a fixed rate of 12.5% per annum with interest-only payments to be made from the effective date of the loan until March 31, 2017. The Company was permitted to make a voluntary prepayment in full, but not in part, prior to December 31, 2020, including all accrued and unpaid fixed interest on the amount prepaid and any additional amounts due in respect thereof, including an additional percentage of the aggregate loan amount or outstanding principal amount, depending on the date of prepayment. The Company’s obligations under the loan agreement were secured by a first priority security interest in all of the Company’s assets, other than bank accounts, accounts receivable and inventory. The loan agreement imposed customary affirmative and restrictive covenants, including with respect to fundamental transactions, the incurrence of additional indebtedness or liens and the payment of cash dividends, but did not include any financial covenants. The loan agreement contained a material adverse event clause which provided that an event of default would occur if, among other triggers, there occurred any circumstance that would reasonably expect to result in a material adverse effect on the Company’s business, operations or condition, or on the Company’s ability to perform its obligations under the loan.

In connection with the loan agreement, the Company issued HCRP a warrant to purchase 84,553 shares of Series E convertible preferred stock at $13.3052 per share. The warrant was recorded on the balance sheet on the date of issuance at its fair value of $572,000 and recorded as a reduction in the carrying value of the debt. Upon completion of the IPO in June 2015, this warrant automatically converted into a warrant to purchase 86,891 shares of common stock and the liability was reclassified to additional paid-in capital. The Company also paid $200,000 in debt issuance costs to HCRP, which were recorded as a debt discount. The total debt discount was amortized as interest expense in the straight-line method over the term of the loan.

On March 10, 2017, the Company entered into a new credit and security agreement with MidCap Financial Trust and affiliates (“MidCap”) and used $17.2 million received under the new term loan to terminate the loan agreement with HRCP and payoff in full the loan of $15 million and $2.2 million in associated prepayment fees and interest. The Company recorded interest expense of $0.4 million and $2.0 million on the loan, for the years ended December 31, 2017 and 2016, respectively.

6.DEBT

MidCap credit and security agreement:

On March 10, 2017, the Company entered into a credit and security agreement with MidCap, as agent, for up to $30.0 million in term loans. Under the terms of the agreement, the Company borrowed the first term loan of $20.0 million (“Tranche 1”) at closing. The Tranche 1 term loan accrues interest at a floating rate equal to 6.50% per annum, plus the greater of (i) 1.5% or (ii) one month LIBOR. Interest shall accrue on the date of the commencement of funding and is payable in arrears on the first day of each month. Principal is payable in 36 equal monthly installments beginning April 1, 2019, subject to extension to October 1, 2019, if the Company achieves a certain revenue target, until paid in full on March 1, 2022. The Company used $17.2 million of the $20.0 million Tranche 1 term loan to pay off in full the outstanding $15.0 million loan with Health Care Royalty Partners. The Company also terminated its accounts receivable credit facility with Silicon Valley Bank which was never drawn down. The transaction was accounted for as a debt extinguishment and a loss of $2.3 million was accounted for as loss on extinguishment of debt in the income statement. The loss amount includes a $1.8 million prepayment fee paid to HCRP, a $150,000 fee paid to Silicon Valley Bank for termination of the accounts receivable facility and a $0.3 million non-cash expense related to unamortized issuance costs.

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

The Company also entered into a separate credit and security agreement with MidCap on March 10, 2017 that provides for a revolving credit facility of up to $10.0 million based on the eligible accounts receivable and inventory balances, as amended on September 26, 2017. The Company may increase the total commitments under the revolving credit facility by up to an additional $10.0 million, subject to the Company meeting certain conditions. Loans under the revolving credit facility accrue interest at a floating rate equal to 3.25% per annum, plus the greater of (i) 1.5% or (ii) one month LIBOR. Interest is payable in arrears on the first day of each month subsequent to the draw down date. The facility terminates in full on March 1, 2022 unless terminated earlier. As of December 31, 2017, the Company had drawn down $5.9 million under the revolving credit facility.

The term loan facility and the revolving credit facility are secured by substantially all of the Company’s assets, including intellectual property. In addition, under the terms of the agreement, the Company is required to meet certain covenants which if the Company is unable to meet, or if the Company does not make its payments, the Company may be found in default and all obligations may be accelerated and become immediately due and payable upon the sole election of the lenders. The Company must also comply with a financial covenant relating to certain quarterly minimum Net Revenue requirements on a trailing twelve month basis. The minimum Net Revenue requirements on a trailing twelve month basis for 2018 is $40,488,151 for the period ending March 31, 2018, $42,248,214 for the period ending June 30, 2018, $46,574,986 for the period ending September 30, 2018, and $50,000,000 for the period ending December 31, 2018. Additionally, the credit and security agreement with MidCap, includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, and material adverse effect events . If an event of default occurs, MidCap may require immediate repayment of all amounts due. As of December 31, 2017, the Company was in compliance with all required covenants.

In connection with the term loan facility, the Company agreed to issue to each lender warrants to purchase shares of the Company’s common stock upon the drawdown of each tranche in an aggregate amount equal to 2.0% of the amount drawn, divided by the exercise price per share for that tranche. See Note 8 – Warrants for further details.

Future payments due under the Company’s term loans as of December 31, 2017 are as follow (in thousands):

Year ending December 31,
2018	2,490
2019	14,644
2020	10,194
2021	7,105
Thereafter	1,690
36,123
Less: Amount representing interest	(6,122)
Less: Amount representing debt discount (1)	(885)
Total	$29,116

(1) Interest expense is based on a 6.5% base rate plus one month Libor rate

Silicon Valley Bank Accounts Receivable Credit Facility:

In February 2015, the Company entered into an accounts receivable credit facility with Silicon Valley Bank (“SVB”) that allowed the Company to borrow the lesser of $7.5 million or an amount representing up to 80% of eligible accounts receivable. In March 2017, this facility was replaced by the MidCap facility noted above. The Company paid a fee of $150,000 to terminate this facility.

7.COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases manufacturing and office space in San Francisco, California, under a non-cancelable operating lease entered into in May 2014. The lease commencement date was November 1, 2014 and the lease expires on October 31, 2024. At the inception of the lease, the Company provided the landlord with a security deposit of $1.1 million in the form of an irrevocable letter of credit, which was recorded in restricted cash on the balance sheet at both December 31, 2017 and December 31, 2016.

Rent expense is recognized on a straight-line basis over the term of the leases and accordingly, the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Incentives granted under the Company’s facilities leases, including allowances to fund leasehold improvements, are deferred and are recognized as adjustments to rental expense on a straight-line basis over the term of the lease. The Company was entitled to a $2.6 million tenant allowance in connection with the lease entered into in November 2014. The Company utilized the entire $2.6 million allowance in connection with qualified costs as of December 31, 2014 and was fully reimbursed by the landlord as of December 31, 2015. The allowance has been recorded on the balance sheet as a leasehold improvement and is being amortized over the term of the lease as a reduction to rent expense.

The following table summarizes the Company’s future minimum lease payments as of December 31, 2017 (in thousands):

Year ending December 31:
2018	$2,178
2019	2,243
2020	2,310
2021	2,380
2022	2,451
Thereafter	4,680
Total	$16,242

The Company’s rent expense was $2.0 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Legal Proceedings

On February 27, 2017, a purported stockholder class action titled Paciga v. Invuity, Inc., et al., Case No. 3:17‑cv‑01005, was filed in the United States District Court for the Northern District of California against us, our Chief Executive Officer, and our Chief Financial Officer. The complaint alleges that the defendants made false or misleading statements to investors regarding our business prospects. The complaint purports to assert claims for violation of Sections 10(b) and 20(a) of the Exchange Act of 1934, and SEC Rule 10b‑5 on behalf of a purported class consisting of all purchasers of our common stock between July 19, 2016 and November 3, 2016, and seeks unspecified compensatory damages, attorney fees and costs, and other relief. On May 30, 2017, the Court appointed Mike Paciga as lead plaintiff. The lead plaintiff filed an amended complaint on July 31, 2017. Defendants filed a motion to dismiss on September 14, 2017, the lead plaintiff filed his opposition to the motion on October 30, 2017 and Defendants filed a reply brief on December 4, 2017. The motion to dismiss is currently scheduled for hearing on April 6, 2018. The Company intends to defend the litigation vigorously. Based on information currently available, the Company has determined that the amount of any possible loss or range of possible loss is not reasonably estimable.

In addition, the Company is, and from time to time may become, involved in legal proceedings arising from the ordinary course of its business. Management is currently not aware of any matters that will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

8.WARRANTS

Common Stock Warrants

In connection with Tranche 1 of the MidCap term loan facility, the Company issued warrants to purchase an aggregate of 50,618 shares of the Company’s common stock, at an exercise price equal to $7.90 per share. These warrants, which were recorded within stockholders’ equity (deficit), were fair valued at $279,000 upon issuance using a Black-Scholes valuation model. The assumptions used in the Black-Scholes model consisted of a 10 year contractual term, interest free rate of 2.58%, dividend yield of 0.0% and volatility of 60.0%. The fair value was recorded as a discount to the initial $20.0 million term loan and will be amortized as interest expense over the term of the agreement, which is approximately five years. In connection with the Tranche 2 term loan, the Company issued warrants to purchase an aggregate of 47,790 shares of the Company’s common stock, at an exercise price equal to $8.37 per share.  These warrants, which were recorded within stockholders’ equity (deficit), were fair valued at $278,000 upon issuance using a Black-Scholes valuation model. The assumptions used in the Black-Scholes model consisted of a 10 year contractual term, interest free rate of 2.24%, dividend yield of 0.0% and volatility of 60.0%. The fair value was recorded as a discount to the initial $10.0 million term loan and will be amortized as interest expense over the term of the agreement, which is approximately five years.

In March 2010, the Company issued a warrant to purchase 3,532 shares of common stock at an exercise price of $1.30 per share to a third party in exchange for recruiting services. The Company recorded the warrants in stockholders’ equity (deficit) at their fair value of $3,000 on the date of issuance using the Black-Scholes option-pricing model. The warrant was fully exercisable upon grant and expired upon the Company’s IPO in June 2015.

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

The Company recorded a loss of $472,000 during the year ended December 31, 2015 relating to the change in fair value of the convertible preferred stock warrant liability.

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

Initial Public Offering

In June 2015, the Company completed an initial public offering (the “IPO”) of its common stock. In connection with its IPO, the Company sold 4,600,000 shares of common stock at $12.00 per share, for aggregate net proceeds of $47.2 million after underwriting discounts and commissions and offering costs incurred by the Company. The net proceeds include the exercise in full by the underwriters of their option to purchase up to 600,000 additional shares of common stock at the same price to cover over-allotments. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into 7,979,332 shares of common stock.

Upon the effectiveness of the Amended and Restated Certificate of Incorporation of the Company on June 18, 2015, the number of shares of capital stock the Company is authorized to issue was increased to 110,000,000 shares, of which 100,000,000 shares are common stock and 10,000,000 shares are preferred stock. Both the common stock and preferred stock have a par value of $0.001 per share. There are no shares of preferred stock outstanding at December 31, 2017.

Secondary Offering

On July 1, 2016, the Company filed a shelf registration statement on Form S-3 (Registration No. 333-212395) with the SEC to offer for sale up to an aggregate of $100.0 million of common stock, preferred stock, depositary shares, warrants and/or units in one or more offerings and in any combinations. On that date, the Company also filed a prospectus supplement for an ATM Offering of up to $25.0 million. On August 2, 2016, the Company completed a secondary offering of 3,220,000 shares of its common stock at a price to the public of $10.00 per share, which included the exercise in full by the underwriters of their option to purchase an additional 420,000 shares of its common stock. The total net proceeds from this offering were $29.7 million, after deducting underwriting discounts and commissions and offering expenses of $0.6 million payable by the Company.

10.STOCK OPTION PLANS

In April 2015, the Company’s board of directors approved the 2015 Equity Incentive plan (the “2015 Plan”), effective June 11, 2015, covering incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted stock, restricted stock awards (“RSU”), stock appreciation rights and performance units that may be granted to employees, directors and consultants. In connection with the approval of the 2015 Plan, all remaining shares available for future award under the 2005 Stock Option Plan (the “2005 Plan”) were transferred to the 2015 Plan, and the 2005 Plan was terminated. The number of shares initially authorized for issuance under the 2015 Plan was 1,494,272 in addition to 169,529 shares remaining available for future awards under the Company’s 2005 Plan. Any options under the 2005 Plan or 2015 Plan (collectively “the Plans”) that expire or otherwise terminate will revert to the 2015 Plan and again become available for issuance.

The number of shares available for issuance under the 2015 Plan will be increased on the first day of each fiscal year in an amount equal to the lessor of (i) 1,494,272 shares; (ii) five percent of the outstanding shares on the last day of the immediately preceding fiscal year or (iii) such number of shares determined by the Company’s board of directors. ISOs may be granted to employees or directors holding more than 10% of the voting power of all classes of stock of the Company at an exercise price of no less than 110% of the fair value of the common stock on the grant date and to all other employees or directors at an exercise price of no less than 100% of the fair value of the common stock on the grant date. NSOs may be granted to employees, directors and consultants at an exercise price no less than 100% of the fair value of the common stock on the grant date. Employee stock options under the 2015 plan generally vest 25% upon one year of continued service to the Company, with the remainder in monthly increments over three additional years. Options expire no more than ten years after the date of grant.

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

As of December 31, 2017, there were 4,430,892 shares authorized for issuance under the Plans, of which 929,940 were available for grant. In the event of stock splits and stock dividends, the board of directors may increase or decrease proportionately the number of shares and the exercise (purchase) price per share deliverable to the 2015 Plan participants. In the event of a merger in which the Company is not the surviving entity or sale of substantially all the Company’s assets, all outstanding options must be either assumed or substituted by the surviving corporation, or may be required to be exercised or settled.

The following table summarizes stock option and restricted stock unit activities and related information:

		Options Outstanding			RSUs Outstanding
			Weighted-			Weighted-	Weighted-
			Average			Average	Average
	Shares		Exercise	Aggregate		Grant Date	Remaining	Aggregate
	Available	Number of	Price Per	Intrinsic	Number of	Fair Value Per	Contractual	Intrinsic
	for Grant	Shares	Share	Value	Shares	Share	Terms	Value
				(in thousands)			(in years)	(in thousands)
Balances at December 31, 2016	1,198,856	2,445,600	$6.86	$2,920	131,807	$7.82
Options authorized	847,547	—		.	—
Options granted	(1,227,205)	1,227,205	$7.29		—
RSUs awarded	(183,657)				183,657	6.61
Options exercised	—	(165,687)	$3.18		—
RSUs released					(36,804)	4.47
Options cancelled	274,426	(274,426)	$9.22		—
RSUs forfeited/canceled	19,973				(10,400)	7.45
Balances at December 31, 2017	929,940	3,232,692	$7.01	$2,890	268,260	$6.84	1.53	$1,663
Options exercisable—December 31, 2017		1,489,787	$6.02	$2,686
Options vested and expected to vest—December 31, 2017		3,232,692	$7.01	$2,890
RSUs vested and expected to vest—December 31, 2017					268,260	$6.84	1.43	$1,663

The intrinsic value is the difference between the estimated fair value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options. The aggregate intrinsic value of options exercised was $0.7 million, $2.3 million and $0.8 million for the years ended December 31, 2017, 2016, and 2015, respectively. The weighted-average grant-date fair value of options granted during the years ended December 31, 2017, 2016, and 2015 was $7.29, $3.43 and $4.82 per share, respectively.

As of December 31, 2017 and 2016, the weighted-average remaining contractual life of options outstanding was 7.0 and 7.5 years, respectively, and for options vested and expected to vest, was 7.0 and 7.5 years, respectively.

The options outstanding, vested and currently exercisable by exercise price under the 2005 and 2015 Plans at December 31, 2017 are as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Exercise		Exercise
	Number of	Contractual	Price Per	Number of	Price Per
Exercise Price	Options	Life (years)	Share	Options	Share
$1.30-2.78	228,049	2.8	$1.43	228,049	$1.43
$3.15	503,113	5.2	$3.15	455,914	$3.15
$4.81-6.50	799,835	7.6	$6.05	203,489	$5.24
$6.75-7.45	558,200	7.5	$7.32	204,657	$7.32
$7.60-8.40	468,713	8.7	$8.16	68,865	$8.26
$8.95-13.00	500,920	7.6	$10.93	229,696	$11.33
$13.47-15.91	173,862	7.5	$14.62	99,117	$14.87
	3,232,692	7.0	$7.01	1,489,787	$6.02

Early Exercise of Stock Options

The 2005 Plan allowed for the granting of options that may be exercised before the options have vested. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment or services, at the price paid by the purchaser. The Company’s right to repurchase these shares generally lapses 1/48 of the original grant date amount per month over four years. As of December 31, 2017 and 2016, there were zero and 2,661 shares of common stock outstanding, respectively, subject to the Company’s right of repurchase. The weighted-average exercise price for the 2,661 shares of common stock was $2.59 per share.

Employee Stock-Based Compensation

Stock-based compensation expense recognized during the years ended December 31, 2017, 2016, and 2015, includes compensation expense for stock-based awards granted to employees based on the grant date fair value of $3.1 million, $2.2 million, and $1.1 million respectively.

As of December 31, 2017 and 2016, there were total unamortized compensation costs of $6.2 million and $4.3 million, respectively, related to unvested stock options which the Company expects to recognize over a period of approximately 2.8 years and 3.1 years, respectively. As of December 31, 2017 and 2016, there were total unamortized compensation costs of $1.3 million and $0.7 million, respectively related to unvested RSUs which the Company expects to recognize over a period of approximately 2.3 years and 3.8 years, respectively

The Company estimates the fair value of stock options using the Black-Scholes option valuation model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. Prior to the Company’s IPO, the fair value of the shares of the Company’s common stock underlying the stock options has historically been determined by the Company’s board of directors. Because there had been no public market for the Company’s common stock, its board of directors has determined the fair value of the Company’s common stock at the time of grant of the option by considering a number of objective and subjective factors, including the Company’s stage of development, sales of the Company’s convertible preferred stock, the Company’s operating and financial performance, equity market conditions affecting comparable public companies, the lack of liquidity of the Company’s capital stock, and the general and industry-specific economic outlooks.

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

	Year Ended December 31,
	2017	2016	2015
Expected term (in years)	6.0	5.0–6.0	5.0–6.0
Expected volatility	60%	50%	35–50%
Risk-free interest rate	1.87-2.22%	1.24–2.26%	1.31–1.89%
Dividend yield	—%	—%	—%

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

Expected Forfeiture Rate. As allowed under ASU No. 2016‑09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, the Company accounts for forfeitures as they occur.

Non-Employee Stock-Based Compensation

Stock-based compensation expense related to non-employee awards was $256,000, $121,000, and $103,000 during the years ended December 31, 2017, 2016, and 2015, respectively.

Total Stock-Based Compensation

The following table summarizes total stock-based compensation expense for the years ended December 31, 2017, 2016, and 2015, which was included in the statements of operations as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of goods sold	$229	$133	$89
Selling, general and administrative	2,402	1,751	860
Research and development	712	419	300
Total stock-based compensation expense	$3,343	$2,303	$1,249

11.INCOME TAXES

The Company has incurred net operating losses for the years ended December 31, 2017, 2016, and 2015, therefore has no provision for income taxes recorded for such years. For the years ended December 31, 2017, 2016, and 2015, the Company generated losses before taxes in the United States of $39.9 million, $40.6 million and $37.6 million, respectively and no foreign income or losses. The Company’s deferred tax assets are offset by a full valuation allowance.

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Tax at statutory federal rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	8.0	3.5	0.4
Tax credits	0.8	1.2	0.9
Change in valuation allowance	17.9	(37.7)	(33.9)
Other	(0.8)	(1.0)	(1.4)
Federal Tax Rate Change	(59.9)	—	—
Provision for income taxes	0.0%	0.0%	(0.0)%

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2017	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$43,168	$49,261	$35,474
Research and development	1,732	1,343	986
Accrued liabilities and other	1,282	1,567	935
Stock-based compensation	998	823	485
Fixed assets	482	477	219
Tenant improvement allowance	447	744	836
Total deferred tax assets	48,109	54,215	38,935
Valuation allowance	(48,109)	(54,215)	(38,935)
Net deferred tax assets	$—	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $7.1 million in the year ended December 31, 2017, due to an increase of $16.4 million in total deferred tax assets due to the increase in net operating loss carryforwards generated during the year, a decrease in the deferred tax assets related to the reduction of the U.S. corporate income tax rate from the 2017 Tax Act of $22.5 million and a decrease of $1.0 million due to the adoption of ASU No. 2016-09. The valuation allowance increased by $15.3 million and $12.7 million in the years ended December 31, 2016, and 2015, respectively, and there were no releases of the valuation allowance in any of these years.

The adoption of ASU No. 2016‑09 requires excess tax benefits and tax deficiencies be recorded in the statement of operations as opposed to additional paid‑in capital when the awards vest or are settled, and has been applied on a prospective basis with no impact on the financial statements as of December 31, 2017. As a result of the adoption, the Company's increased its total NOLs by $1.0 million on January 1, 2017 related to deferred tax assets that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting purposes. This amount is fully offset by the Company’s valuation allowance.

The 2017 Tax Act was signed into law on December 22, 2017. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries as of 2017, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. The Company has not completed its determination of the accounting implications of the 2017 Tax Act on its tax accruals. However, the Company has reasonably estimated the effects of the 2017 Tax Act to be zero as of December 31, 2017 for the following reasons. Due to the Company not having foreign subsidiaries, the mandatory one-time tax on accumulated foreign earnings is not applicable to the Company. The remeasurement of federal net deferred tax assets resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35% results in no effect to the Company's provision for income taxes due to the full valuation allowance recorded on deferred tax assets.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance for the tax effect of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act’s enactment date for companies to complete the accounting under Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”). In accordance with SAB 118, the Company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that its accounting for certain income tax effects of the Tax Act is incomplete, but the Company is able to determine a reasonable estimate, the Company must record a provisional estimate in its consolidated financial statements. If the Company cannot determine a provisional estimate to be included in its consolidated financial statements, the Company should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. Also, it is expected that the U.S. Treasury will issue regulations and other guidance on the application of certain provisions of the Tax Act. In subsequent periods, but within the measurement period, the Company will analyze that guidance and other necessary information to refine its estimates and complete its accounting for the tax effects of the Tax Act as necessary.

As of December 31, 2017, the Company had net operating loss (“NOL”) carryforwards (before tax effects) for federal and state income tax purposes of $171.0 million and $124.8 million, respectively. These federal and state NOL carryforwards will begin to expire in 2026 and 2027, respectively, if not utilized. In addition, the Company has federal and state research and development tax credit carryforwards of $1.1 million and $1.5 million, respectively, to offset future income tax liabilities. The federal research and development tax credits will begin to expire in 2026, if not utilized, while the state research and development tax credit can be carried forward indefinitely.

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

A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2017, 2016, and 2015 is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of year	$448	$329	$261
Additions for tax positions taken in current year	81	124	86
Increases (reductions) for tax positions taken in prior years	48	(5)	(18)
Balance at end of year	$577	$448	$329

The unrecognized tax benefits, if recognized, would not have an impact on the Company’s effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. The Company does not expect a material change to its unrecognized tax benefits over the next twelve months.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. Management determined that no accrual for interest and penalties was required as of December 31, 2017, 2016, and 2015, respectively.

The Company’s tax years 2005-2016 will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any NOL or research and development credits.

12.NET LOSS PER COMMON SHARE

The following table sets forth the computation of the basic and diluted net loss per share during the years ended December 31, 2017, 2016, and 2015 (in thousands, except share and per share data):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net loss	$(39,918)	$(40,609)	$(37,570)
Denominator:
Weighted-average common shares outstanding	17,051,629	14,869,691	7,619,696
Less: weighted-average unvested common shares subject to repurchase	(592)	(1,190)	(13,524)
Weighted-average shares used to compute net loss per common share, basic and diluted	17,051,037	14,868,501	7,606,172
Net loss per common share, basic and diluted	$(2.34)	$(2.73)	$(4.94)

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

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding:

	Year Ended December 31,
	2017	2016	2015
Options to purchase common stock	3,232,692	2,445,600	2,038,789
Restricted Stock Units	268,260	131,807	—
Warrants to purchase common stock	235,415	137,007	137,007
Total	3,736,367	2,714,414	2,175,796

13.SUBSEQUENT EVENTS

On February 27, 2018, Philip Sawyer informed the board of directors that he will resign from his role as President, Chief Executive Officer, and a member of the Company’s board of directors, effective as of February 28, 2018. Scott Flora, currently serving as a member of the Company’s board of directors, assumed the additional role of Interim President and Chief Executive Officer, and as such became the Company’s principal executive officer effective on March 1, 2018.

SUPPLEMENTARY FINANCIAL DATA (unaudited)

The following table presents selected unaudited financial data for each of the eight quarters in the two-year period ended December 31, 2017. The selected quarterly financial data should be read in conjunction with the Company's financial statements and the related notes and Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations." This information has been derived from the Company's unaudited financial statements that, in management's opinion, reflect all recurring adjustments necessary to fairly state this information when read in conjunction with the Company's financial statements and the related notes appearing in the section entitled " Financial Statements and Supplementary Data," Net loss per share-basic and diluted, for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

Statements of Operations Data:

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(in thousands except share and per share data)
Revenue	$11,228	$9,600	$9,768	$9,023
Gross profit	7,489	6,712	6,753	6,924
Loss from operations	(6,636)	(8,404)	(9,861)	(10,357)
Net loss	$(7,407)	$(8,907)	$(10,387)	$(13,217)
Net loss per common share, basic and diluted	$(0.43)	$(0.52)	$(0.61)	$(0.78)
Weighted-average shares used to compute net loss per common share, basic and diluted	17,154,060	17,093,183	16,986,074	16,958,332

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(in thousands except share and per share data)
Revenue	$9,356	$8,478	$8,223	$6,404
Gross profit	6,948	6,259	6,132	4,298
Loss from operations	(9,074)	(8,346)	(9,637)	(11,623)
Net loss	$(9,549)	$(8,821)	$(10,129)	$(12,110)
Net loss per common share, basic and diluted	$(0.56)	$(0.56)	$(0.76)	$(0.90)
Weighted-average shares used to compute net loss per common share, basic and diluted	14,868,501	15,690,785	13,404,007	13,392,976

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting. This evaluation was based on the framework established in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework established in “Internal Control-Integrated Framework” (2013), our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

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

ITEM 9B.OTHER INFORMATION

On February 27, 2018, Philip Sawyer informed the board of directors that he will resign from his role as President, Chief Executive Officer, and a member of the Company’s board of directors, effective as of February 28, 2018. Scott Flora, currently serving as a member of the Company’s board of directors, assumed the additional role of Interim President and Chief Executive Officer, and as such became the Company’s principal executive officer effective on March 1, 2018. The separation and compensation arrangements with Mr. Sawyer and Mr. Flora, respectively, have not yet been finalized. Mr. Flora will continue to serve on the Company’s board of directors.

Mr. Flora, age 62, has been a member of our board of directors since November 2017. Since 2016, Mr. Flora has served as the President of SFlora Consulting LLC, a consulting company. From October 2011 to April 2014, Mr. Flora served as the Director, President, and Chief Executive Officer of OmniGuide, Inc. a medical device company. From November 2006 to June 2011, he served as the Global Business Unit President for the surgical device division of Covidien plc, a publicly traded, global healthcare products company later acquired by Medtronic PLC. Mr. Flora currently serves on the board of directors of Conventus Orthopaedics, a medical device company, and AgNovos Healthcare, a bone health medical device company. Previously, Mr. Flora has served on the board of directors of MAKO Surgical Corp., a medical device company (acquired by Stryker Corporation in December 2013). Mr. Flora received a B.S. in marketing from Millikin University.

There is no arrangement or understanding between Mr. Flora and any other persons pursuant to which Mr. Flora was selected as an officer. There are no family relationships between Mr. Flora and any director or executive officer of the Company and, other than as described above, he has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be included in our Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, or the SEC, within 120 days of the fiscal year ended December 31, 2017, and is incorporated herein by reference.

ITEM 11.            EXECUTIVE COMPENSATION.

The information required by this item will be set forth in our Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be set forth in our Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be set forth in our Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be set forth in our Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

With the exception of the information incorporated in Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K, our Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017 is not deemed “filed” as part of this Annual Report on Form 10-K.

PART IV

ITEM 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

3.  Exhibits

The documents listed in the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K are incorporated by reference or are filed or furnished with this Annual Report on Form 10-K, in each case as indicted therein (numbered in accordance with Item 601 of Regulation S-K).

ITEM 16.            Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit Footnote	Exhibit Number	Exhibit Description

(1)	3.1	Amended and Restated Certificate of Incorporation.

(1)	3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.

(1)	3.3	Amended and Restated Bylaws of the Registrant.

(2)	4.1	Specimen Common Stock certificate of the Registrant.

(2)	4.2	Fourth Amended and Restated Investor Rights Agreement, dated February 6, 2015, as amended on March 4, 2015, by and among the Registrant and certain of its stockholders.

(2)	4.3	Warrant to purchase shares of Series B convertible preferred stock issued to Lighthouse Capital Partners VI, L.P., dated September 15, 2008.

(2)	4.4	Warrant to purchase shares of Series C convertible preferred stock issued to Silicon Valley Bank, dated December 17, 2010.

(2)	4.5	Warrant to purchase shares of Series D convertible preferred stock issued to Silicon Valley Bank, dated July 25, 2013.

(2)	4.6	Warrant to purchase shares of Series E convertible preferred stock issued to HealthCare Royalty Partners II, L.P., dated February 28, 2014.

(3)	4.7	Warrant to Purchase Stock, dated as of March 10, 2017, by Invuity, Inc. in favor of MidCap Funding VII Trust.

(3)	4.8	Warrant to Purchase Stock, dated as of March 10, 2017, by Invuity, Inc. in favor of Apollo Investment Corporation.

(3)	4.9	Warrant to Purchase Stock, dated as of March 10, 2017, by Invuity, Inc. in favor of Flexpoint MCLS Holdings LLC.

(4)	4.10	Warrant to Purchase Stock, dated as of September 26, 2017, by Invuity, Inc. in favor of MidCap Funding XXVIII Trust.

(4)	4.11	Warrant to Purchase Stock, dated as of September 26, 2017, by Invuity, Inc. in favor of Apollo Investment Corporation.

(4)	4.12	Warrant to Purchase Stock, dated as of September 26, 2017, by Invuity, Inc. in favor of Flexpoint MCLS Holdings LLC.

(2)	10.1	Form of Indemnification Agreement for directors and executive officers.

(2)	10.2+	Invuity, Inc. 2005 Stock Incentive Plan and form of agreements thereunder.

(2)	10.3+	Executive Incentive Compensation Plan of the Registrant.

(2)	10.4+	2015 Equity Incentive Plan and forms of agreements thereunder.

(5)	10.5+	Invuity, Inc. Restricted Stock Unit Deferral Program for Outside Directors.

(5)	10.6+	Invuity, Inc. Restricted Stock Unit Deferral Program for Outside Directors Award Notice.

(2)	10.7	Office Lease Agreement, dated May 9, 2014, by and between the Registrant and 444 De Haro VEF VI, LLC, as amended on November 7, 2014.

(3)	10.8	Credit and Security Agreement (Term Loan), dated as of March 10, 2017, by and among Invuity, Inc., MidCap Financial Trust, as Agent, and the lenders party thereto.

(3)	10.9	Credit and Security Agreement (Revolving Loan), dated as of March 10, 2017, by and among Invuity, Inc., MidCap Financial Trust, as Agent, and the lenders party thereto.

(4)	10.10	Amendment No. 1 to Credit and Security Agreement (Term Loan), dated as of September 26, 2017, by and among Invuity, Inc., MidCap Financial Trust, as Agent, and the lenders party thereto.

(4)	10.11	Amendment No. 1 to Credit and Security Agreement (Revolving Loan), dated as of September 26, 2017, by and among Invuity, Inc., MidCap Financial Trust, as Agent, and the lenders party thereto.

(6)	10.12+	Executive Employment Agreement, dated May 10, 2016, by and between the Registrant and Philip Sawyer.

(6)	10.13+	Executive Change of Control Agreement, dated May 10, 2016, by and between the Registrant and Philip Sawyer.

(6)	10.14+	Executive Severance Agreement, dated May 10, 2016, by and between the Registrant and Philip Sawyer.

(7)	10.15+	Executive Employment Agreement, dated July 28, 2015, by and between the Registrant and James Mackaness.

(6)	10.16+	Executive Change of Control Agreement, dated May 10, 2016, by and between the Registrant and James Mackaness.

(6)	10.17+	Executive Severance Agreement, dated May 10, 2016, by and between the Registrant and James Mackaness.

	23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

	24.1*	Power of Attorney (included in signature page hereto).

	31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS*	XBRL Instance Document

	101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

(1)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2015 and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-203505) filed with the SEC and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2017 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 27, 2017 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 26, 2017 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 20, 2016 and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 25, 2016 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized

Invuity, Inc.

Date: March 5, 2018	By:	/s/ Scott Flora
Scott Flora
Interim President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott Flora and James Mackaness and each of them, any of whom may act without the joinder of the others, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Scott Flora	Director and Interim President and Chief Executive Officer	March 5, 2018
Scott Flora	(Principal Executive Officer)

/s/ James Mackaness	Chief Financial Officer	March 5, 2018
James Mackaness	(Principal Financial Officer and Chief Accounting Officer)

/s/ Eric Roberts	Director	March 5, 2018
Eric Roberts

/s/ Gregory Lucier	Director	March 5, 2018
Gregory Lucier

/s/ Randall Lipps	Director	March 5, 2018
Randall Lipps

/s/ William Burke	Director	March 5, 2018
William Burke

/s/ Daniel Wolterman	Director	March 5, 2018
Daniel Wolterman