Form 10-Q
period 2018-03-31
Invuity, Inc.
filed 2018-05-04
CIK 1393020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of the registrant’s Common Stock outstanding as of May 1, 2018 was 24,041,337.

i

PART I—Financial Information

ITEM 1. Financial Statements.

INVUITY, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$29,539	$17,962
Short-term investments	3,044	3,040
Restricted cash - current	181	181
Accounts receivable, net	6,257	7,421
Inventory, net	8,729	7,436
Prepaid expenses and other current assets	1,103	1,274
Total current assets	48,853	37,314
Restricted cash	727	727
Property and equipment, net	6,989	7,169
Other long-term assets	243	285
Total assets	$56,812	$45,495
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,206	$3,598
Accrued and other current liabilities	6,832	5,179
Deferred revenue - short term	44	—
Short-term debt	4,386	5,859
Total current liabilities	14,468	14,636
Deferred rent	2,520	2,569
Deferred revenue - long term	80	36
Long-term debt	29,182	29,116
Total liabilities	46,250	46,357
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value—10,000,000 shares authorized at March 31, 2018 and December 31, 2017; no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value—100,000,000 shares authorized at March 31, 2018 and December 31, 2017; 24,023,517 and 17,179,258 shares issued and outstanding at March 31, 2018 and December 31, 2017	24	17
Additional paid-in capital	207,869	185,255
Accumulated deficit	(197,331)	(186,134)
Total stockholders’ equity (deficit)	10,562	(862)
Total liabilities and stockholders’ equity (deficit)	$56,812	$45,495

See accompanying notes to unaudited condensed financial statements.

The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

INVUITY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Revenue	$9,505	$9,023
Cost of goods sold	2,923	2,099
Gross profit	6,582	6,924
Operating expenses:
Research and development	1,882	2,428
Selling, general and administrative	15,112	14,853
Total operating expenses	16,994	17,281
Loss from operations	(10,412)	(10,357)
Interest expense	(775)	(487)
Interest income	56	57
Other expense, net	(66)	(127)
Loss on extinguishment of debt	—	(2,303)
Net loss and comprehensive loss	$(11,197)	$(13,217)
Net loss per common share, basic and diluted	$(0.62)	$(0.78)
Weighted-average shares used to compute net loss per common share, basic and diluted	18,124,529	16,958,332

See accompanying notes to unaudited condensed financial statements.

INVUITY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(11,197)	$(13,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	365	497
Stock-based compensation	979	722
Amortization of debt discount	—	2
Recovery of doubtful receivable accounts	(17)	(16)
Loss on extinguishment of debt	—	2,303
Payment of original issue discount	—	(782)
Non-cash interest expense	65	—
Accretion of premium (discount) on marketable securities	(3)	18
Changes in operating assets and liabilities:
Accounts receivable	1,270	(278)
Inventory	(1,293)	(861)
Prepaid expenses and other current assets	213	253
Accounts payable	(388)	1,053
Accrued and other current liabilities	1,546	(487)
Deferred rent	(49)	(36)
Net cash used in operating activities	(8,509)	(10,829)
Cash flows from investing activities
Purchases of property and equipment	(182)	(288)
Maturities of marketable securities	—	1,200
Net cash (used in) provided by investing activities	(182)	912
Cash flows from financing activities
Proceeds from revolving credit facility, net of payment	(1,474)	3,000
Proceeds from common stock offerings, net of offering costs	21,700	—
Proceeds from issuance of long-term debt, net of issuance costs	—	19,701
Payments of long-term debt - related party	—	(14,193)
Proceeds from issuance of common stock upon exercise of stock options	42	17
Prepayment penalty on long-term debt	—	(1,950)
Net cash provided by financing activities	20,268	6,575
Net increase (decrease) in cash and cash equivalents and restricted cash	11,577	(3,342)
Cash and cash equivalents and restricted cash, at beginning of period	18,870	29,390
Cash and cash equivalents and restricted cash, at end of period	$30,447	$26,048
Reconciliation of cash, cash equivalents and restricted cash as shown in the condensed statement of cash flows
Cash and cash equivalents	29,539	24,958
Restricted cash classified as current assets	181	181
Restricted cash classified as long term assets	727	909
Total cash, cash equivalents and restricted cash	30,447	26,048
Supplemental disclosures of cash flow information
Interest paid to related party	$—	$457
Cash paid for interest	$608	$—
Non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued liabilities at period end	$63	$39
Common stock offering costs in accounts payable and accrued liabilities	$290	$—

See accompanying notes to unaudited condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

In this Quarterly Report on Form 10-Q, references to “Invuity,” “we,” “us,” “our” and the “Company” refer to

Invuity, Inc., unless expressly indicated or the context otherwise requires

1.           Organization and Description of Business

Invuity, Inc. was incorporated in California on November 29, 2004 and reincorporated in Delaware in May 2015. The Company is a commercial-stage medical technology company that utilizes its proprietary Intelligent Photonics®  technology to develop single-use and reusable illuminated surgical devices, which provide surgeons with illumination and direct visualization of surgical cavities during minimal access procedures. The Company’s manufacturing, development and management facilities are located in San Francisco, California.

Liquidity and Going Concern

The Company has incurred net losses from operations since inception, including $11.2 million in the three months ended March 31, 2018, and has an accumulated deficit of $197.3 million as of March 31, 2018. In March 2018, the Company issued and sold a total of 6,800,000 shares of its common stock at $3.50 per share, resulting in total net proceeds of approximately $21.7 million. The Company has $32.6 million in cash and cash equivalents and short-term investments, and $33.6 million in debt outstanding at March 31, 2018.

The Company is required to comply with a financial covenant relating to certain quarterly minimum Net Revenue (as defined in the debt agreements) requirements on a trailing twelve-month basis. See Note 5 for further details. As of March 31, 2018, the Company was not in compliance with this covenant. As disclosed in Note 10, the Company entered into an Amendment No. 2 to the Credit and Security Agreement with MidCap Financial Trust to revise the financial covenant. After the execution of the amendment, the Company was in compliance with the revised covenant. The Company expects to incur additional losses and negative cash flows for the foreseeable future as the Company continues to invest in its sales and marketing efforts and research and development activities to continue to grow its business.

If the Company is not able to perform according to the Company’s plan, the Company’s available capital resources may be consumed more rapidly than currently expected, and therefore may be required to raise additional funds. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations.

The Company believes that its cash, cash equivalents and short-term investments as of March 31, 2018, and expected sales from its products together with additional funding available under the Company’s revolving credit facility will provide sufficient funds to enable the Company to meet its projected operating requirements for the next twelve months from the issuance of these financial statements. However, the uncertainty around the achievement of the Company’s plans to mitigate the risk of going concern, including future compliance with the financial covenant described above, raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10‑Q and Rule 10‑01 of Regulation S‑X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2017 and filed with the U.S. Securities and Exchange Commission (the “SEC”). The accompanying year-end balance sheet was derived from the audited financial statements included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2017. The results for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable and accounts payable, approximate fair value due to their relatively short maturities. As of March 31, 2018 and December 31, 2017, based on Level 2 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s long-term debt approximates its fair value.

Customer Concentration

Significant customers are those which represent 10% or more of the Company’s total revenue for each period presented in the condensed statements of operations and comprehensive loss or 10% or more of the Company’s net accounts receivable balance at each respective balance sheet date. As of and for the year ended December 31, 2017 and as of and for the three months ended March 31, 2018 and 2017, the Company had no customers that represented 10% or more of its revenue or accounts receivable balances.

Changes in Significant Accounting Policies

Except for the accounting policies for revenue recognition and deferred commissions that were updated as a result of adopting Topic 606, there have been no changes to our significant accounting policies described in the Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 5, 2018, that have had a material impact on the Company’s condensed financial statements and related notes.

Revenue Recognition

The Company’s revenue is generated from the sale of its products to hospitals and medical centers through direct sales representatives and independent sales agents.

The Company accounts for a contract with a customer when there's approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, collectability of consideration is probable and the risks and rewards of ownership are transferred.

In certain circumstances, the Company enters into arrangements in which multiple performance obligations are provided to customers. Under multiple performance obligations arrangements, the Company accounts for individual products and services separately if they are distinct, that is, if a product or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to customer. The consideration (including any discounts) is allocated between separate products and services in a bundle based on their individual stand-alone selling price (“SSP”). The SSP is determined based on observable prices at which the Company separately sells the products and services.

The Company does not offer rights of return or price protection and does not provide credits or incentives, which may be required to be accounted for as variable consideration when estimating the amount of revenue to be recognized. With the exception of PhotonVue®, whereby customers can purchase service contracts for future periods of time, the Company has no post-delivery obligations other than the standard warranty for the Company’s products.

Single use devices

Single use device revenues include the Company’s single use products, such as the PhotonGuide® (which is used in conjunction with our reusable retractors), Photonsaber® F, the Photonsaber® Y, and the PhotonBlade®. Revenues from the sale of single use devices are recognized when the Company transfers the risks and rewards of ownership to the customer. The Company’s products do not require installation being readily available for use upon transfer of physical possession.

Reusable retractors

Reusable retractor revenues include the Company’s reusable products, such as the Eikon® LT, the Breisky, and the Breiten®. Revenues from the sale of reusable retractors are recognized when the Company transfers the risks and rewards of ownership to the customer. The Company’s products do not require installation being readily available for use upon transfer of physical possession.

Sales to 3rd party medical device manufacturers

At times, the Company sells uniquely modified products to 3rd party medical device manufacturers. The products are modified based on the specifications provided by 3rd party medical device manufacturers, who then incorporate these parts into products sold to their customers. Revenues from the sale to 3rd party medical device manufacturers are recognized when the Company transfers the risks and rewards of ownership to the 3rd party manufacturers. The Company’s products do not require installation being readily available for use upon transfer of physical possession.

Other

Other revenues include revenues from sales of accessories and extended service agreements. Revenues for sales of accessories, such as cables and trays, are recognized when the accessories are delivered to the customer and control is transferred. Revenues from extended service agreements are accounted for ratably over the term of the service agreement.

Segment Reporting

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions.  The majority of the Company’s assets are maintained in the United States. The

Company derives its revenue primarily from sales to customers in the United States, based upon the billing address of the customer. In June 2017, the Company started selling into Asia with sales through March 31, 2018 being immaterial.

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in accounts receivables and deferred revenues on the Condensed Balance Sheet. Service contracts are usually billed upon initial purchase with the PhotonVue® system, resulting in a contract liability. These contract liabilities are reported as deferred revenues on the Condensed Balance Sheet at the end of each reporting period.

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

The adoption of ASC 606, using the modified retrospective approach in the first quarter of 2018 did not have a material impact on the Company’s financial statements.

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

•

In August 2016, the FASB issued ASU No. 2016‑15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This update addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (“COLIs”) (including bank-owned life insurance policies (“BOLIs”); distributions received from equity method investees; beneficial “interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle.  ASU No. 2016‑15 is effective for public entities for annual periods beginning after December 15, 2017. The Company adopted this standard in the first quarter of 2018. As a result of the adoption, the Company reclassified $2.0 million of Loss from debt extinguishment from Operating cash outflows in the three months ended March 31, 2017 to Financing cash outflows on the Condensed Statements of Cash Flows.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$25,077	$—	$—	$25,077
Commercial paper	—	1,296	—	1,296
Corporate debt securities	—	1,749	—	1,749
	$25,077	$3,045	$—	$28,122

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$13,071	$—	$—	$13,071
Commercial paper	—	3,763	—	3,763
Corporate debt securities	—	1,753	—	1,753
	$13,071	$5,516	$—	$18,587

As of March 31, 2018 and December 31, 2017, the carrying value of the Company’s short-term investments approximates their fair value.

4.            Balance sheet components

Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Raw materials	$1,427	$1,606
Work-in-process	2,963	1,860
Finished goods	4,339	3,970
Total inventory	$8,729	$7,436

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Prepaid expenses	$1,056	$1,252
Other	47	22
Total prepaid expenses and other current assets	$1,103	$1,274

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Computer equipment and software	$1,400	$1,368
Laboratory and manufacturing equipment	2,957	3,008
Furniture and fixtures	1,518	1,516
Leasehold improvements	7,153	7,155
Assets in progress	371	167
Total property and equipment, gross	13,399	13,214
Less: accumulated depreciation and amortization	(6,410)	(6,045)
Total property and equipment, net	$6,989	$7,169

Depreciation and amortization expense was $0.4 million for the three months ended March 31, 2018, and $0.5 million for the three months ended March 31, 2017.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accrued payroll-related expenses	$3,586	$3,777
Accrued independent sales agent commissions	280	181
Accrued professional fees	2,289	501
Deferred rent	261	261
Other	416	459
Total accrued and other current liabilities	$6,832	$5,179

5.           Debt

MidCap credit and security agreement:

On March 10, 2017, the Company entered into a credit and security agreement with MidCap, as agent, for up to $30.0 million in term loans. Under the terms of the agreement, the Company borrowed the first term loan of $20.0 million (“Tranche 1”) at closing. The Tranche 1 term loan accrues interest at a floating rate equal to 6.50% per annum, plus the greater of (i) 1.5% or (ii) one month LIBOR. Interest shall accrue on the date of the commencement of funding and is payable in arrears on the first day of each month. Principal is payable in 36 equal monthly installments beginning April 1, 2019, subject to extension to October 1, 2019, if the Company achieves a certain revenue target, until paid in full on March 1, 2022. The Company used $17.2 million of the $20.0 million Tranche 1 term loan to pay off in full the outstanding $15.0 million loan with Health Care Royalty Partners (“HCRP”). The Company also terminated its accounts receivable credit facility with Silicon Valley Bank which was never drawn down. The transaction was accounted for as a debt extinguishment and a loss of $2.3 million was accounted for as loss on extinguishment of debt in the income statement. The loss amount includes a $1.8 million prepayment fee paid to HCRP, a $150,000 fee paid to Silicon Valley Bank for termination of the accounts receivable facility and a $0.3 million non-cash expense related to unamortized issuance costs.

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

The Company also entered into a separate credit and security agreement with MidCap on March 10, 2017 that provides for a revolving credit facility of up to $10.0 million based on the eligible accounts receivable and inventory balances, as amended on September 26, 2017. The Company may increase the total commitments under the revolving credit facility by up to an additional $10.0 million, subject to the Company meeting certain conditions. Loans under the revolving credit facility accrue interest at a floating rate equal to 3.25% per annum, plus the greater of (i) 1.5% or (ii) one month LIBOR. Interest is payable in arrears on the first day of each month subsequent to the draw down date. The facility terminates in full on March 1, 2022 unless terminated earlier. As of March 31, 2018, the Company had drawn down $4.4 million under the revolving credit facility.

The term loan facility and the revolving credit facility are secured by substantially all of the Company’s assets, including intellectual property. In addition, under the terms of the agreement, the Company is required to meet certain covenants which if the Company is unable to meet, or if the Company does not make its payments, the Company may be found in default and all obligations may be accelerated and become immediately due and payable upon the sole election of the lenders. The Company must also comply with a financial covenant relating to certain quarterly minimum Net Revenue requirements on a trailing twelve month basis, which were amended on April 30, 2018. The minimum Net Revenue requirements on a trailing twelve month basis for the remainder of 2018 is $41,428,108 for the period ending June 30, 2018, $43,427,626 for the period ending September 30, 2018, and $46,000,000 for the period ending December 31, 2018. Additionally, the credit and security agreement with MidCap, includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, and material adverse effect events. If an event of default occurs, MidCap may require immediate repayment of all amounts due. As of March 31, 2018, the Company was not in compliance with this covenant. As disclosed in Note 10, the Company entered into an Amendment No. 2 to the Credit and Security Agreement with MidCap Financial Trust to revise the financial covenant. After the execution of the amendment, the Company was in compliance with the revised covenant.

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

During the three months ended March 31, 2018 and 2017, the Company granted 316,500 and 597,180 options, respectively, to employees and consultants, with a weighted average grant date fair value of $4.12 per share and $6.50 per share, respectively. The options granted as of March 31, 2018 included 30,000 options granted to consultants, which included 20,000 options with a performance-based condition.

The aggregate intrinsic value of options exercised was $15,600 and $29,000 for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, the weighted-average remaining contractual life of options outstanding was 6.3 and 7.0 years, respectively, and for options vested and expected to vest, was 6.3 and 7.0 years, respectively.

For the three months ended March 31, 2018, the Company granted restricted stock units (“RSUs”) to the Company’s new interim President and Chief Executive Officer as part of the Employment Agreement, dated March 6, 2018, by and between the Company and Scott Flora, as filed as Exhibit 10.2 to our Current Report on Form 8-K on March 6, 2018. The restricted stock units had a grant date value of $150,000, which will vest in full on March 1, 2019 subject to continued services provided through such date.

For the three months ended March 31, 2018, the Company granted 177,985 RSUs with a fair value of $0.7 million to executive officers. For the three months ended March 31, 2017, the Company granted 71,500 RSUs with a fair value of $0.5 million to executive officers. With the exception of the RSUs granted as part of the new interim President and Chief Executive Officer’s employment agreement, these RSUs have a four-year term and vest 25% annually.

Stock‑Based Compensation

The fair value of stock options granted to employees is amortized on a straight-line basis over the requisite service period of the award. Stock‑based compensation related to stock options granted to non-employees is recognized as the stock options are earned. The Company recognized total employee-related stock compensation expenses of $1.0 million and $0.7 million for the three months ended March 31, 2018 and March 31, 2017, respectively. Of the $1.0 million of employee-related stock compensation expenses, $0.3 million was related to the accelerated vesting of unvested shares as outlined in the separation agreement between the Company and its former President, Chief Executive Officer and member of the board of directors.

In addition, the Company recognized non-employee stock-based compensation expense of $18,500 and $67,000 for the three months ended March 31, 2018 and March 31, 2017, respectively.

The following table summarizes stock‑based compensation expense related to stock options and restricted stock units included in the condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of goods sold	$53	$45
Selling, general and administrative	832	532
Research and development	94	145
Total stock-based compensation expense	$979	$722

As of March 31, 2018, unrecognized compensation expense related to unvested options was $4.9 million, which the Company expects to recognize on a straight‑line basis over a weighted‑average period of 2.9 years. Unrecognized compensation expense related to unvested RSUs was $1.4 million, which the Company expects to recognize on a straight‑line basis over a weighted‑average period of 2.5 years.

7.           Net Loss per Common Share

As the Company generated net losses for all the periods presented, all potentially dilutive common securities are determined to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss	$(11,197)	$(13,217)
Denominator:
Weighted-average common shares outstanding	18,124,529	16,960,172
Less: weighted-average unvested common shares subject to repurchase	—	(1,840)
Weighted-average shares used to compute net loss per common share, basic and diluted	18,124,529	16,958,332
Net loss per common share, basic and diluted	$(0.62)	$(0.78)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share because their inclusion would be anti‑dilutive:

	Three Months Ended
	2018	2017
Options to purchase common stock	3,196,021	2,964,802
Restricted stock units	359,045	178,507
Warrants to purchase common stock	235,415	187,625
Total	3,790,481	3,330,934

8.           Commitments and Contingencies

On February 27, 2017, a purported stockholder class action titled Paciga v. Invuity, Inc., et al., Case No. 3:17-cv-01005, was filed in the United States District Court for the Northern District of California against the Company, its Chief Executive Officer, and its Chief Financial Officer. The complaint alleges that the defendants made false or misleading statements to investors regarding the Company’s business prospects. The complaint purports to assert claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and the Securities Exchange Commission Rule 10b-5 on behalf of a purported class consisting of all purchasers of the Company’s common stock between July 19, 2016 and November 3, 2016, and seeks unspecified compensatory damages, attorney fees and costs, and other relief. On May 30, 2017, the Court appointed Mike Paciga as lead plaintiff. The lead plaintiff filed an amended complaint on July 31, 2017. Defendants filed a motion to dismiss on September 14, 2017, and the lead plaintiff filed his opposition to the motion on October 30, 2017. Defendants filed a reply brief on December 4, 2017. The Company intends to defend the litigation vigorously. Based on information currently available, the Company has determined that the amount of any possible loss or range of possible loss is not reasonably estimable.

In December 2016, Medtronic, which competes with us across multiple product lines, filed a civil complaint in the State Court of Minnesota against us, alleging tortious interference with contract, and two of our former sales employees, alleging breach of contract, misappropriation of trade secrets and breach of duty of loyalty. The complaint seeks unspecified monetary damages. In April 2018, we entered into an agreement with Medtronic, pursuant to which we agreed to pay $1.0 million to Medtronic, and Medtronic agreed to dismiss this complaint.

The Company is, and from time to time may become, involved in legal proceedings arising from the ordinary course of its business. Management is currently not aware of any matters that will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

9.           Disaggregation of Revenues

The Company disaggregates its revenues by product categories, as the Company believes this best depicts how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors. See details in the tables below.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Revenue
Single use devices	$8,581	$7,048
Reusable retractors	699	1,124
Sales to third party medical device manufacturers	—	549
Other	225	302
Total revenue	9,505	9,023

10.         Subsequent Events

Debt Covenants:

As of March 31, 2018, the Company was not in compliance with the financial covenant relating to the Term Loan Agreement and the Revolving Loan Agreement with MidCap Financial Trust. On April 30, 2018, the Company entered into an Amendment No. 2 to Credit and Security Agreement (Term Loan) (the “Term Loan Amendment”) to its Credit and Security Agreement (Term Loan), dated as of March 10, 2017 (as amended, the “Term Loan Credit Agreement”), with MidCap Financial Trust, as agent, the lenders party thereto and the Company. In connection with the Term Loan Amendment, the Company also entered into an Amendment No. 2 to Credit and Security Agreement (Revolving Loan) (the “Revolving Loan Amendment”) to its Credit and Security Agreement (Revolving Loan), dated as of March 10, 2017 (as amended, the “Revolving Loan Credit Agreement”), with MidCap Financial Trust, as agent, the lenders party thereto and the Company. The financial covenant relating to certain quarterly minimum net revenue requirements on a trailing twelve month basis was revised, and the exit fee was increased from 6.25% to 6.5% of the total amount of all term loans.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the Term Loan Amendment and the Revolving Loan Amendment, copies of which are attached hereto as Exhibits 10.3 and 10.4, respectively, and incorporated herein by reference

Restructuring:

On May 1, 2018, the Company implemented a corporate restructuring program to streamline the company and increase productivity in the Company’s commercial operations and product development process. As a result of this restructuring program, the Company expects to incur expenses of approximately $1.0 million in severance and benefit charges.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10‑Q, and together with our audited financial statements and the related notes included in our Annual Report on Form 10‑K for the period ended December 31, 2017. Historic results are not necessarily indicative of future results. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10‑Q.

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

We channel our development through two broad categories of innovation. First, we integrate our Intelligent Photonics®  technology platform into our single-use and reusable advanced surgical devices to address some of the critical intracavity illumination and visualization challenges facing surgeons today. We utilize this proprietary technology to develop optical waveguides, called PhotonGuides®, which direct and shape thermally cool, brilliant light into broad, uniform and volumetric illumination of the surgical target. We believe that improving a surgeon’s ability to see critical anatomical structures can lead to better clinical and aesthetic outcomes, improved patient safety and reduced surgical time and healthcare costs.

Our second broad category of innovation for minimally invasive and minimal access surgical procedures is in the development and commercialization of a novel advanced energy platform. In September 2016, we received U.S. Food and Drug Administration, or FDA, 510(k) clearance of PhotonBlade®, a dynamic precision illuminator with enhanced energy delivery. PhotonBlade® is a first-of-its-kind device, delivering directed, thermally cool illumination at the precise point of surgical treatment in conjunction with a novel advanced energy platform allowing for precise tissue cutting and coagulation with minimal tissue damage. As such, PhotonBlade® represents a new category of Intelligent Photonics® ® and strategically expands our current product portfolio. After a preliminary market launch in March 2017, we fully launched the PhotonBlade® in September 2017.

Finally, in the third quarter of 2017, through a distribution arrangement with our manufacturing partner, Fluoptics Imaging Inc., we began a limited market launch of a fluorescence imaging system, called PhotonVue®, which is used for the visual assessment of blood flow in adults as an adjunctive method for the evaluation of tissue perfusion.

We sold our devices to approximately 880 hospitals in the first quarter of 2018, as compared to approximately 770 hospitals in the first quarter of 2017. Based on the number of single-use units we have shipped as of March 31, 2018, we estimate that our devices have been used in approximately 398,000 surgical procedures cumulative from inception.

In addition to marketing and selling our existing products, we are engaged in ongoing research and development. Our research and development efforts are focused on developing new devices and modalities to broaden the application and adoption of minimal access procedures and enable new advanced surgical techniques. Our manufacturing involves the combined utilization of our internal manufacturing resources and expertise, approved suppliers and contract manufacturers. We outsource the manufacture of components, subassemblies and certain finished devices that are produced to our specifications and shipped to our facilities in San Francisco, California for final assembly or inspection, and certification. Finished products are stored at and distributed from our facility. In January, 2018, we secured additional space for storage and distribution, and believe these facilities are sufficient to support our operations and that suitable facilities would be available to us should our operations require it.

On May 1, 2018, we implemented a corporate restructuring program to streamline our company and increase productivity in our commercial operations and product development process. As a result of this restructuring program, we expect to incur expenses of approximately $1.0 million in severance and benefit charges.

Components of Our Results of Operations

Revenue

Substantially of our revenue is derived from sales of our devices in the United States. In June 2017, we started selling into Asia with sales through March 31, 2018 not being considered material. We earn revenue from the sale of our devices primarily through our direct sales force as complemented by our independent sales agents.

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

•	Cross selling within our initial target markets and developing adjacent surgical specialties to broaden the three core categories to Women’s health, spine/orthopedic and electrophysiology; and.

•	Introducing new products to support our ability to expand our clinical applications including the launch of our Adapt product line, consisting of PhotonGuide® Adapt and Adapt-compatible retractors.

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

Cost of Goods Sold and Gross Margin

Cost of goods sold consists primarily of material costs, manufacturing overhead, direct labor and third-party services, such as sterilization. Manufacturing overhead represents a significant portion of cost of goods sold and includes the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management. However, we expect overhead costs as a percentage of revenue to decrease over time as our production volume increases and our production process becomes more efficient. In addition, new product launches typically have higher costs due to less efficient manufacturing process costs and higher material costs due lower production volumes. Cost of goods sold also includes depreciation expense for production equipment and certain direct costs such as shipping cost.

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily production volumes, manufacturing costs and product yields, adjustments to inventory reserves and the implementation of cost-reduction strategies. Gross margin on our current product portfolio, may increase over the long term as our production volume increases and we are able to spread the fixed portion of our manufacturing overhead costs over a larger number of units produced, thereby reducing our per unit manufacturing costs; however this positive trend has been offset by new product introductions, notably the PhotonBlade® and PhotonVue®, as new products are produced at low volumes which may result in lower margins as component costs are usually higher at lower volumes. Therefore, our gross margin will likely fluctuate from quarter to quarter in the near term.

Research and Development Expenses

Our research and development, or R&D, expenses consist primarily of product research, engineering, product development, quality assurance and depreciation. These expenses include personnel costs, including salaries, healthcare benefits, bonuses, stock-based compensation expense, consulting services, laboratory materials and supplies, and an allocation of related facilities costs. In the near term, we expect our R&D costs to be fairly constant in absolute dollars as we look to increase our operating efficiencies and then over the longer term to increase in absolute dollars as we hire additional personnel to develop new devices and device enhancements.

Selling, General and Administrative Expenses

Our selling, general and administrative, or SG&A, expenses consist primarily of personnel costs including salaries, healthcare benefits, sales commissions, bonuses and stock compensation for sales, executives, and administrative personnel. Other significant SG&A expenses include independent sales agent commissions, conferences, trade shows, promotional activities including trunk stock expenses associated with the sales team demonstrating our products, and professional fees for legal and accounting services, consulting fees, insurance costs and travel expenses.

In the near term, we expect SG&A expenses to be fairly constant in absolute dollars as we look to increase our operating efficiencies and then over the longer term, to increase in absolute dollars as we expect to expand our commercial infrastructure to both drive and support our planned revenue growth. We also expect to incur additional SG&A expenses as a result of supporting a dynamically growing company, including investments in human resources and other administrative functions.

Interest Expense

Interest expense consists of cash and non-cash components. The cash component of interest expense is attributable to our borrowings under our loan agreements. The non-cash component consists of interest expense recognized from the amortization of debt discounts derived from the issuance of warrants and debt issuance costs capitalized on our balance sheets.

Interest Income and Other Expense, Net

Interest income and other expense, net consists primarily of interest income earned on our cash, cash equivalents and marketable securities offset by tax expenses, and the fair value re-measurement related to our outstanding common stock warrants, which have been accounted for as a discount to our MidCap debt and will be marked-to-market at each future reporting period.

Loss on Extinguishment of Debt

Loss on extinguishment of debt consists primarily of prepayment penalties associated with the early payment of our loan with HCRP in addition to the write-off of original debt issuance costs and debt discount associated with this loan agreement.

Results of Operations

Comparison of the Three months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Revenue
Single use devices	$8,581	$7,048
Reusable retractors	699	1,124
Sales to third party medical device manufacturers	—	549
Other	225	302
Total revenue	9,505	9,023
Cost of goods sold	2,923	2,099
Gross Profit	$6,582	$6,924
Gross Margin	69.3%	76.7%

Revenue, cost of goods sold, gross profit and gross margin were as follows for the periods presented

Revenue increased $0.5 million, or 5%, to $9.5 million during the three months ended March 31, 2018, compared to $9.0 million for the same period in 2017. The growth in revenue was primarily attributable to an increase in the number of hospitals ordering our devices, which increased to approximately 880 in the three months ended March 31, 2018 compared to 770 for the same period in 2017 and by increased procedure use of our single use devices driven by growing adoption of our PhotonBlade® in breast and electrophysiology procedures. Our reusable retractor revenues declined primarily due to the decline in the rate of new account openings, and the introduction of PhotonBlade®, a single use device that does not require a reusable retractor.

Cost of goods sold increased $0.8 million, or 39%, to $2.9 million during the three months ended March 31, 2018, compared to $2.1 million for the same period in 2017. The increase in cost of goods sold was primarily due to the increase in the number of devices sold.

Gross margin for the three months ended March 31, 2018 was 69.3% compared to 76.7% for the same period in 2017.  The decline in gross margins in the first quarter of 2018 was due predominately to lower margin contributions associated with our new products PhotonBlade® and PhotonVue® that have yet to benefit from volume production.

Operating Expenses

	Three Months Ended March 31,
	2018		2017
		% of		% of
	Amount	Revenue	Amount	Revenue
	(In thousands)		(In thousands)
Operating Expenses
Research and development	$1,882	20%	$2,428	27%
Selling general and administrative	15,112	159%	14,853	165%
Total operating expenses	$16,994	179%	$17,281	192%

Research and development expenses:

Expenses decreased by $0.5 million, or 22.5%, to $1.9 million for the three months ended March 31, 2018, compared to $2.4 million during the three months ended March 31, 2017. These decreases are the result of the cadence of new product releases and were primarily attributable to a decrease in personnel and consulting related expenses of $0.5 million.

Selling, general and administrative expenses:

Expenses increased by approximately $0.3 million, or 1.7%, to $15.1 million during the three months ended March 31, 2018, compared to $14.9 million during the three months ended March 31, 2017. The total expenses included litigation and severance costs of $3.0 million during the three months ended March 31, 2018, compared to $1.4 million during the three months ended March 31, 2017.

The increase in expenses was primarily attributable to a $0.2 million increase in Consultants and Contractors fees, a $0.4 million increase in professional service fees, including litigation fees, and a $0.2 million increase in IT and travel expenses, offset by a $0.4 million in payroll related expenses and a $0.1 million decrease in sales and marketing expenses.

Interest expense, interest income, and other expense, net:

Non-operating items, including interest expense, interest income, and other expense, net, were as follows for the periods presented:

	Three Months Ended March 31,
	2018		2017
		% of		% of
	Amount	Revenue	Amount	Revenue
	(In thousands)		(In thousands)

Interest expense	$(775)	(8)%	$(487)	(5)%
Interest income	56	1	57	1
Other expense, net	(66)	(1)	(127)	(1)
Loss on extinguishment of debt	—	-	(2,303)	(26)
Total	$(785)	(8)%	$(2,860)	(32)%

Interest expense increased $0.3 million during the three months ended March 31, 2018, compared to the comparable period in 2017. This was primarily due to higher interest expense on a higher average debt balance.

For the three months ended March 31, 2017, the expense of $2.3 million related to the extinguishment of our loan with HCRP. This expense included a $1.8 million prepayment fee, approximately $0.4 million in expenses relating to the immediate recognition of debt discounts that were being amortized over the term of the original loan, and a $150,000 fee for ending our access to our Silicon Valley Bank, or SVB, credit facility.

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

Except for the accounting policies for revenue recognition and deferred commissions that were updated as a result of adopting Topic 606, there have been no changes to our significant accounting policies described in the Annual Report on Form 10-K filed with the SEC on March 5, 2018, that have had a material impact on the Company’s condensed financial statements and related notes.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital. The accompanying financial statements have been prepared on a basis which assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. We have incurred net losses from operations since inception, including $11.2 million in the three months ended March 31, 2018, and have an accumulated deficit of $197.3 million as of March 31, 2018. In March 2018, we issued and sold a total of 6,800,000 shares of our common stock at $3.50 per share, resulting in total net proceeds of approximately $21.7 million. We have $32.6 million in cash and cash equivalents and short-term investments, and $33.6 million in debt outstanding as of March 31, 2018.

We are required to comply with a financial covenant relating to certain quarterly minimum Net Revenue requirements on a trailing twelve-month basis. The minimum Net Revenue requirements on a trailing twelve month basis for the remainder of 2018 is $41,428,108 for the period ending June 30, 2018, $43,427,626 for the period ending September 30, 2018, and $46,000,000 for the period ending December 31, 2018. As of March 31, 2018, we were not in compliance with this covenant. As disclosed in Note 10, we entered into an Amendment No. 2 to the Credit and Security Agreement with MidCap Financial Trust to revise the financial covenant. After the execution of the amendment, we were in compliance with the revised covenant. We expect to incur additional losses and negative cash flows for the foreseeable future as we continue to invest in our sales and marketing efforts and research and development activities to continue to grow our business.

If we are not able to perform according to our 2018 operating plan, our available capital resources may be consumed more rapidly than currently expected, and therefore may be required to raise additional funds. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations.

We believe that our cash, cash equivalents and short-term investments as of March 31, 2018, and expected sales from our products together with additional funding available under our revolving credit facility will provide sufficient funds to enable us to meet our projected operating requirements for the next twelve months from the issuance of these financial statements. However, the uncertainty around the achievement of our plans to mitigate the risk of going concern, including future compliance with the financial covenant described above, raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Net cash (used in) provided by:

Operating activities	$(8,509)	$(10,829)
Investing activities	(182)	912
Financing activities	20,268	6,575
Net increase (decrease) in cash and cash equivalents and restricted cash	$11,577	$(3,342)

During the three months ended March 31, 2018, net cash used in operating activities was $8.5 million, which consisted of a net loss of $11.2 million, adjusted by non-cash charges of $1.4 million and a net change of $1.3 million in our net operating assets and liabilities. The non-cash charges were primarily comprised of depreciation and amortization of $0.4 million and stock-based compensation of $1.0 million.  The increase in our net operating assets and liabilities was primarily due to a $1.3 million decrease in accounts receivable due to the timing of payments received, a $1.5 million increase in accrued liabilities in anticipation of severance and legal settlement payments, and a $0.2 million decrease in prepaid. The increase was offset by a $1.3 million in our inventory due to ramping production of PhotonBlade® in anticipation of customer demand in 2018 and restocking inventory levels after the high year-end sales in 2017. In addition, there was a $0.4 million decrease in accounts payable due to timing of payments. During the three months ended March 31, 2017, net cash used in operating activities was $10.8 million, which consisted of a net loss of $13.2 million plus offsetting non-cash adjustments of $2.7 million and a net change of $0.4 million in our net operating assets and liabilities. The net change in our net operating assets and liabilities were primarily due to a $1.1 million increase in our accounts payable balance due, in part, to the timing of payments made during the quarter. The balance was partially offset by a decrease in our accrued liabilities of $0.5 million. The increase to our inventory balances of $0.9 million was driven by the increase in our business as we ramped up manufacturing in preparation for the coming year. In addition, our accounts receivable balance increased by $0.3 million in-line with our increased sales.

During the three months ended March 31, 2018, net cash used in investing activities was due to capital expenditures.

During the three months ended March 31, 2018, net cash provided by financing activities was primarily due to net proceeds of $21.7 million from our secondary offering in March 2018, offset by a reduction of $1.5 million in the draw-down under our revolving credit facility.

We believe that our existing cash and cash equivalents and short-term investments as of March 31, 2018, will be sufficient to meet our anticipated cash requirements for the next twelve months. Our expected future capital requirements may depend on many factors including customer sales, changes in our sales force, and the timing and extent of spending on the development of our technology to increase our product portfolio. We may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings and collaborative arrangements with corporate partners. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third-parties, it may be necessary to relinquish some rights to our technologies or our devices, or grant licenses on terms that are not favorable to us.

Furthermore, we cannot be certain that additional funding will be available on acceptable terms, if at all. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we may need to curtail planned activities to reduce costs. Doing so may harm our ability to execute on our business plan.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Contractual Obligations

During the three months ended March 31, 2018, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10‑K filed with the SEC on March 5, 2018.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our operations are primarily within the United States. We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate, inflation risks, and changes in the general economic conditions in the countries where we conduct business. We had cash, cash equivalents, and short-term investments of $32.6 million and $21.0 million as of March 31, 2018 and December 31, 2017, respectively.

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

As of March 31, 2018 and December 31, 2017, we had total outstanding net debt of $33.6 million and $35.0 million, respectively. Our term loans with MidCap that were outstanding as of March 31, 2018 and December 31, 2017, accrue interest at a floating rate equal to 6.50% per annum, plus the greater of (i) 1.5% or (ii) one month LIBOR. Our accounts receivable facility accrues interest at a floating rate equal to 3.25% per annum, plus the greater of (i) 1.5% or (ii) one month LIBOR as amended. See Note 5, “Debt”, of the Notes to Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q for more details.

Foreign Currency Risk

In June 2017, we expanded sales to Asia and we expect to expand sales to Europe, however, as of March 31, 2018, our business has primarily been conducted in U.S. Dollars. As we begin to conduct transactions in foreign currencies, we may become increasingly subject to foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollars. As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this Quarterly Report on Form 10‑Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On February 27, 2017, a purported stockholder class action titled Paciga v. Invuity, Inc., et al., Case No. 3:17‑cv‑01005, was filed in the United States District Court for the Northern District of California against us, our Chief Executive Officer, and our Chief Financial Officer. The complaint alleges that the defendants made false or misleading statements to investors regarding our business prospects. The complaint purports to assert claims for violation of Sections 10(b) and 20(a) of the Exchange Act of 1934, and SEC Rule 10b‑5 on behalf of a purported class consisting of all purchasers of our common stock between July 19, 2016 and November 3, 2016, and seeks unspecified compensatory damages, attorney fees and costs, and other relief. On May 30, 2017, the Court appointed Mike Paciga as lead plaintiff. The lead plaintiff filed an amended complaint on July 31, 2017. Defendants filed a motion to dismiss on September 14, 2017, and the lead plaintiff filed his opposition to the motion on October 30, 2017.  Defendants filed a reply brief on December 4, 2017. We intend to defend the litigation vigorously. Based on information currently available, we have determined that the amount of any possible loss or range of possible loss is not reasonably estimable.

In December 2016, Medtronic, which competes with us across multiple product lines, filed a civil complaint in the State Court of Minnesota against us, alleging tortious interference with contract, and two of our former sales employees, alleging breach of contract, misappropriation of trade secrets and breach of duty of loyalty. The complaint seeks unspecified monetary damages. In April 2018, we entered into an agreement with Medtronic, pursuant to which we agreed to pay $1.0 million to Medtronic, and Medtronic agreed to dismiss this complaint.

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

Risks Related to Our Business and Industry

We may be required to obtain additional funds to continue as a going concern. If we are unable to obtain sufficient funds, we may be unable to invest in our sales and marketing efforts and research and development activities in order to grow our business. Additionally, we may not be able to secure these funds on commercially reasonable terms, or at all.

We have experienced significant operating losses, and we expect to continue to incur operating losses for the next several years as we implement additional initiatives designed to grow our business, including, among other things, increasing sales and developing new devices. We incurred net losses of $11.2 million for the three months ended March 31, 2018 and $39.9 million and $40.6 million for the years ended December 31, 2017 and 2016, respectively. As of March 31, 2018, our accumulated deficit was $197.3 million. Our prior losses, combined with expected future losses, have had and will continue to have, for the foreseeable future, an adverse effect on our stockholders’ deficit and working capital. These factors raise substantial doubt about our ability to continue as a going concern for the one year period from the date of issuance of the financial statements, included elsewhere in this Quarterly Report on Form 10-Q. To date, we have financed our operations primarily through the sale of equity securities, certain debt-related financing arrangements and from sales of our approved devices. We have devoted substantially all of our resources to research and development of our devices, sales and marketing activities and certain clinical and quality assurance initiatives. Our ability to generate sufficient revenue from our existing devices or from any of our device candidates in development, and to transition to profitability and generate consistent positive cash flows, is uncertain. We will need to generate significant sales to achieve profitability, and we might not be able to do so. If our revenue grows more slowly than we anticipate or if we fail to continue to grow our revenue, or if our operating expenses are higher than we expect, we may not be able to achieve profitability as anticipated, or ever, our financial condition will suffer and our stock price could decline. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Substantially all of our revenue to date has been generated from devices incorporating our Intelligent Photonics®  technology, and any decline in the sales of these devices or failure to gain market acceptance of these devices will negatively impact our business.

We have focused heavily on the development and commercialization of devices using our photonics technology platform for the illumination of certain open and minimal access surgeries. For the three months ended March 31, 2018 and for the years ended December 31, 2017 and 2016, our revenues of $9.5 million, $39.6 million, and $32.5 million, respectively, were derived entirely from sales of devices incorporating our Intelligent Photonics® technology. Because we expect our revenue to be derived substantially from sales of these devices for the foreseeable future, our ability to execute our growth strategy and become profitable will depend not only upon an increase in the number of hospitals using our devices, but also an increase in the number of specialties using our devices within those hospitals in which our devices are utilized. If our advanced photonics technology, and the devices that incorporate it, fail to achieve and maintain wide market acceptance for any reason, our business may be adversely affected, as we will be severely constrained in our ability to fund our operations and develop and commercialize improvements to existing and new product lines.

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

As of March 31, 2018, we had borrowed $30.0 million in term loans and drawn down $4.4 million under our revolving credit facility. Our credit facility with MidCap requires us to comply with a financial covenant relating to certain quarterly minimum Net Revenue requirements on a trailing twelve month basis. The minimum Net Revenue requirements on a trailing twelve month basis for the remainder of 2018 is $41,428,108 for the period ending June 30, 2018, $43,427,626 for the period ending September 30, 2018, and $46,000,000 for the period ending December 31, 2018. In March 2018, we were not in compliance with the financial covenant. As disclosed in Item 5, we entered into an Amendment No. 2 to the Credit and Security Agreement with MidCap Financial Trust to revise the financial covenant. After the execution of the amendment, we were in compliance with the revised covenant.

If we do not comply with the financial covenant again in the future, it would constitute a breach of the credit agreements and may cause all of the outstanding indebtedness under our credit agreements, as amended, to become immediately due and payable. If the Company was unable to obtain a waiver for this default, the lenders may terminate all commitments to extend further credit and the agent, on behalf of the lenders, may proceed against the collateral in which we granted the agent and the lenders a security interest.

If we are unable to convince hospital facilities to approve the use of our devices, our sales may decrease.

In the United States, in order for surgeons to use our devices, the hospital facilities in which surgeons treat patients will typically require us to receive approval from the facility’s Value Analysis Committee “VAC”. VACs typically review the comparative effectiveness and cost of medical devices used in the facility. The makeup and evaluation processes for VACs vary considerably, and it can be a lengthy, costly and time-consuming effort to obtain approval by the relevant VAC. For example, even if we have an agreement with a hospital system for the purchase of our devices, in most cases, we must obtain VAC approval by each hospital within the system to sell at that particular hospital. Additionally, hospitals typically require separate VAC approval for each specialty in which our device is used, which may result in multiple VAC approval processes within the same hospital even if such device has already been approved for use by a different specialty group. We often need VAC approval for each different device to be used by surgeons in each discrete specialty. In addition, hospital facilities and group purchasing organizations, or GPOs, which manage purchasing for multiple facilities, may also require us to enter into a purchasing agreement and satisfy numerous elements of their administrative procurement process, which can also be a lengthy, costly, and time-consuming effort. If we do not receive access to hospital facilities in a timely manner, or at all, via these VAC and purchasing contract processes, or otherwise, or if we are unable to secure contracts in a timely manner, or at all, our operating costs will increase, our sales may decrease, and our operating results may be harmed. Furthermore, we may expend significant effort and still be unable to obtain VAC approval or a purchase contract from hospitals or GPOs.

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

Failure to retain existing accounts or attract new accounts could cause our revenue growth rates to decline.

In addition to adding new accounts, we must sell additional products and accessories to existing accounts and encourage them to maintain or increase their usage levels to increase our revenue. If our existing and prospective users do not perceive our products and accessories to be of sufficiently high value and quality, we may not be able to retain our current accounts or attract new ones.

Our accounts’ usage levels may decline or fluctuate as a result of a number of factors, including:

•	their surgeons level of satisfaction with our products;
•	our ability to provide features and functionality demanded by the hospitals and their surgeons;
•	the prices of our products compared to our competitors;
•	mergers and acquisitions affecting our hospital account base; and
•	reduction in hospital accounts’ spending levels or economic decline in our hospital accounts’ markets.

If we do not add new accounts, our reusable retractor revenue may decline, as reusable retractors are typically sold when we open new accounts.  In addition, our existing accounts could significantly curtail their usage and our revenue would be lower than expected and our operating results could suffer.

If we fail to develop and retain our direct sales force and independent sales agents, our business could suffer.

We currently sell our devices through our direct sales representatives in the United States. Our direct sales force works with independent sales agents or agencies, which assist us in educating targeted surgeons. Our operating results are dependent upon the sales and marketing efforts of our direct sales representatives. If our direct sales force fails to adequately promote, market and sell our devices, our sales may suffer.

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

Our limited operating history and commercial experience make it difficult for us to predict future performance and growth as such forecasts are limited and subject to a number of uncertainties, including our ability to market our devices successfully, our ability to maintain or obtain regulatory clearances, unexpected or serious complications related to our devices or other factors discussed in these risk factors. A number of factors over which we have limited control may contribute to fluctuations in our financial results. These factors include, without limitation:

•	surgeon and hospital acceptance of our devices;
•	the productivity of our sales representatives;
•	the introduction of new devices and technologies or acquisitions by us or our competitors;
•	fluctuations in our expenses associated with expanding our operations and operating as a public company;
•	the timing, expense and results of research and development activities and obtaining future regulatory clearances and approvals;
•	supplier, manufacturing or quality problems with our devices;
•	the impact of recent key employee departures and our sales team realignment;
•	the impact and timing of taxes or changes in tax law; and
•	changes in our pricing policies or in the pricing policies of our competitors or suppliers.

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

We rely on a number of suppliers who manufacture certain components of our devices, including specialty machining for our retractors, molding for PhotonGuides® and handheld components, and stamping and molding of PhotonBlades®. We do not have long-term supply agreements with most of our suppliers, and, in many cases, we purchase components on a purchase order basis. Our suppliers may encounter problems during manufacturing for a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these third-party suppliers also subjects us to other risks that could harm our business, including:

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

In addition, we rely on single- and limited-source suppliers for several of our components and sub-assemblies. For example, the optical molding for Photonguides® is provided by one supplier. These components are critical to our devices and there are relatively few alternative sources of supply. We do not carry a significant inventory of these components. Identifying and qualifying additional or replacement suppliers for any of these components or sub-assemblies used in our devices could involve significant time and cost.

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

We need to maintain substantial levels of inventory to protect ourselves from supply interruptions. In addition, because of the broad choice of devices we offer the many surgeon specialists who use our devices, we must maintain sufficient inventory on hand to ensure each order is filled when received, and we provide our sales representatives with trunk stock inventory to allow them to demonstrate the breath of our offering. As a result of our substantial inventory levels, we are subject to the risk that a substantial portion of our inventory could become obsolete, which could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory. For example, we introduced our Eikon LT retractor series at the beginning of 2016 which quickly displaced its predecessor the Eikon Classic retractor series. As a result, we recorded a 100% reserve against finished good inventory on hand and trunk stock inventory held by our sales representatives for the Eikon Classic retractor series for the year ended December 31, 2017. In the three months ended March 31, 2018, the ending inventory reserve balance included $230,000 of inventories related to the voluntary recall of the PhotonBlade® device in June 2017, and $544,000 of inventories related to obsolete and slow moving inventories.

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

From time to time, we are subject to allegations, claims and legal actions arising in the ordinary course of our business, which may include claims by third parties, including customers, competitors, employees or regulators. In this regard, we are currently subject to a securities litigation. In February 2017, a purported stockholder class action was filed against us, alleging that we made false or misleading statements about our business to investors who purchased our common stock between July 19, 2016 and November 3, 2016 in violation of Sections 10(b) and 20(a) of the Exchange Act, and the SEC Rule 10b‑5. This securities litigation is discussed in greater detail under Part II, Item 1, “Legal

Proceedings” and Note 8, “Commitments and Contingencies” to our condensed financial statements included elsewhere in this Quarterly Report on Form 10‑Q.

Additionally, one of our former employees has received a letter from Medtronic PLC, or Medtronic, indicating a concern about “inevitable disclosure” of trade secrets, which did not relate to specific accusations of actual misconduct. We may be subject to litigation as a result of this letter or others that we or our employees may receive in the future. In December 2016, Medtronic, which competes with us across multiple product lines, filed a civil complaint in the State Court of Minnesota against us, alleging tortious interference with contract, and two of our former sales employees, alleging breach of contract, misappropriation of trade secrets and breach of duty of loyalty. The complaint seeks unspecified monetary damages. In April 2018, we entered into an agreement with Medtronic, pursuant to which we agreed to pay $1.0 million to Medtronic, and Medtronic agreed to dismiss this complaint.

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

On February 27, 2018, Philip Sawyer informed the board of directors that he would resign from his role as President, Chief Executive Officer, and a member of our board of directors, effective as of February 28, 2018. Scott Flora, currently serving as a member of our board of directors, assumed the additional role of Interim President and Chief Executive Officer, and as such became the Company’s principal executive officer effective on March 1, 2018. At the appropriate time, the board of directors will commence a search to recruit a permanent successor with the assistance of a leading executive search firm.

In addition, in May 2018, we implemented a corporate restructuring program to streamline the business and increase productivity in our commercial operations and product development process. In connection with this restructuring, several of our executive officers were also impacted. These changes in the Company’s management team, may be disruptive to, or cause uncertainty in, the Company’s business, and any additional changes to the management team or the board of directors could have a negative impact on the Company’s ability to manage and grow its business effectively. In addition, if the Company is not effective in its succession planning, it may have a negative impact on the Company’s ability to successfully recruit for its management team. Any such disruption or uncertainty or difficulty in efficiently and effectively filling key management roles could have a material adverse impact on the Company’s business, results of operations and/or the price of the Company’s common stock.

The realignment of our sales organization could adversely affect client relationships and affect our future growth.

We periodically make adjustments to our sales organization in response to market opportunities, management changes, product introductions, and other internal and external considerations. In May 2018, in connect with our corporate restructuring, we realigned our sales force to help increase productivity. These changes could result in a temporary lack of focus and reduced productivity. In addition, these adjustments could result in our customers experiencing a change in our employees with whom they interact. Any of these changes could adversely impact individual client relationships, client retention, and sales of products to existing clients. It is also possible that these changes could adversely affect our ability to sell our products to new clients. Any such events could materially and adversely impact our business, financial condition and operating results.

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

Additionally, the countries into which we expand our sales in the future may have different practices than the United States regarding the use of disposable medical devices. In the United States, our single-use optical waveguides, called Photonguides®, for use with reusable retractors, single-use handheld illuminated aspiration devices, PhotonBlade®, and single-use drop-in intracavity illuminators are not reused, whereas surgeons in some countries may reuse our single-use devices. Customers in these countries may be less willing to purchase our single-use devices as they were not designed to be reusable, or they may purchase fewer of our single-use devices than United States-based customers purchase, because they choose to reuse our devices rather than purchasing additional single-use devices from us.

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

•	competitive disadvantage with established businesses and customer relationships;
•	the imposition of additional United States and foreign governmental controls or regulations;
•	economic instability;
•	changes in duties and tariffs, license obligations and other non-tariff barriers to trade;
•	the imposition of restrictions on the activities of foreign agents, representatives and distributors;
•	changes in diplomatic and trade relationships, including the imposition of new trade restrictions, trade protections measures, import or export requirements, trade embargoes and other trade barriers;

•

tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs proposed in March 2018 by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods, the scope and duration of which, if implemented, remains uncertain;

•	scrutiny of foreign tax authorities which could result in significant fines, penalties and additional taxes being imposed on us;
•	laws and business practices favoring local companies;
•	longer payment cycles;
•	foreign currency exchange rate fluctuations;
•	difficulties in maintaining consistency with our internal guidelines;
•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•	the imposition of costly and lengthy new export licensing requirements; and
•

the imposition of U.S. or international sanctions against a country, company, person or entity with whom we do business that would restrict or prohibit continued business with the sanctioned country, company, person or entity.

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

Our success depends, in part, on not infringing the patents or violating the proprietary rights of others. Significant litigation regarding patent rights occurs in the medical device industry. It is possible that U.S. and foreign patents and pending patent applications controlled by third parties may be alleged to cover our devices. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use, sell, or offer to sell our devices. We or our employees may receive in the future and have received in the past, particularly as a public company, communications from patent holders or other third parties, including non-practicing entities, alleging infringement of patents or other intellectual property rights, actual or potential future misappropriation of trade secrets, or offering licenses to such intellectual property. In this regard, one of our former employees received a letter from Medtronic indicating a concern about “inevitable” disclosure of trade secrets, which did not relate to specific accusations of actual misconduct. We may be subject to litigation as a result of this letter or others that we or our employees may receive in the future.

In December 2016, Medtronic, which competes with us across multiple product lines, filed a civil complaint in the State Court of Minnesota against us, alleging tortious interference with contract, and two of our sales employees, alleging breach of contract, misappropriation of trade secrets and breach of duty of loyalty. The complaint seeks unspecified monetary damages. In April 2018, we entered into an agreement with Medtronic, pursuant to which we agreed to pay $1.0 million to Medtronic, and Medtronic agreed to dismiss this complaint.

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

Our operations have consumed substantial amounts of cash since inception, and we anticipate our expenses will increase as we seek to continue to grow our business. We believe that our growth will depend, in part, on our ability to fund our commercialization efforts and our efforts to develop new technologies, as well as technology complementary to our current devices. Our existing resources may not allow us to conduct all of these activities that we believe would be beneficial for our future growth. As a result, we may need to seek additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. If we are unable to raise funds on favorable terms, or at all, we may not be able to support our commercialization efforts or increase our research and development activities and the growth of our business may be negatively impacted. As a result, we may be unable to compete effectively. For the three months ended March 31, 2018 and for the years ended December 31, 2017 and 2016, our net cash used in operating activities was $8.5 million, $38.9 million, and $36.6 million, respectively. As of March 31, 2018, we had working capital of $34.4 million, which included $32.6 million in cash and cash equivalents and short-term investments. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

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

To finance these activities, we may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings and collaborative arrangements with corporate partners.  In July 2016, in order to facilitate the raising of additional funds, we filed a shelf registration statement on Form S‑3 (Registration No. 333‑212395) that allows us to sell up to an aggregate of $100,000,000 of our common stock, preferred stock, warrants, depository shares and/or units. We have sold, and plan in the future to sell, shares of our common stock in underwritten offerings. In March 2018, the Company issued and sold a total of 6,800,000 shares of its common stock at $3.50 per share, resulting in total net proceeds of approximately $21.7 million. Additionally, we have established, and may in the future establish, “at-the-market” offering programs pursuant to which we may offer and sell shares of our common stock. If we raise additional funds by issuing equity securities, our stockholders may experience dilution.

In March 2017, we also entered into a debt agreement with MidCap (as defined below), as amended in September 2017 and April 2018, for up to $30.0 million in term loans and up to $20.0 million under a revolving credit facility. As of March 31, 2018, we had borrowed $30.0 million in term loans and drawn down $4.4 million under our revolving credit facility. This debt arrangement imposes upon us, and any future debt financing into which we enter may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. See below for more information.  Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third-parties, it may be necessary to relinquish some rights to our technologies or our devices, or grant licenses on terms that are not favorable to us.

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

The uncertainty around the achievement of our plans to mitigate the risk of going concern, including future compliance with the financial covenant described above, raises substantial doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm, included in our Annual Report on Form 10-K for the year ended December 31, 2017, included a going concern explanatory paragraph stating that our recurring losses from operations and net capital deficiency raise doubt about our ability to continue as a going concern.

We may not be able to generate sufficient cash to service our indebtedness, which currently consists of our credit agreements with MidCap.

On March 10, 2017, we entered into a credit and security agreement with MidCap Financial Trust and their affiliates, or MidCap, that provides for up to $30.0 million in term loans. We amended this credit and security agreement in September 2017 and April 2018. Under the terms of the agreement, we borrowed the first term loan of $20.0 million on March 10, 2017 and an additional term loan of $10.0 million on September 26, 2017. The term loans accrue interest at a floating rate equal to 6.50% per annum, plus the greater of (i) 1.5% or (ii) one month LIBOR. Principal is payable in 36 equal monthly installments beginning April 1, 2019, subject to extension to October 1, 2019 if the Company achieves a certain revenue target, until paid in full on March 1, 2022. In connection with entry into the credit and security agreement with MidCap, we terminated the HCRP loan agreement and used a portion of the term loan proceeds to repay all amounts outstanding under such agreement.

On March 10, 2017, we also entered into a separate credit and security agreement with MidCap that provides for a revolving credit facility of up to $10.0 million based on the eligible accounts receivable and inventory balances. We amended this credit and security agreement in September 2017 and April 2018. As of March 31, 2018, we have outstanding borrowings of $4.4 million under this revolving credit facility. We may increase the total commitments under the revolving credit facility by up to an additional $10.0 million, subject to certain conditions. Loans under the revolving credit facility accrue interest at a floating rate equal to 3.25% per annum, plus the greater of (i) 1.5% or (ii) one month LIBOR. The facility terminates in full on March 1, 2022 unless terminated earlier. This new revolving credit facility replaces our $7.5 million accounts receivable credit facility that existed with SVB, under which no principal or interest was outstanding.

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

Borrowings under the credit agreements, as amended, with MidCap are secured by substantially all of our assets, including our intellectual property. The credit agreements, as amended, with MidCap contain customary restrictive covenants that, among other things, limit our ability to dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. We, therefore, may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lenders. We must also comply with a financial covenant relating to certain quarterly minimum Net Revenue requirements on a trailing twelve month basis. The minimum Net Revenue requirements on a trailing twelve month basis for the remainder of 2018 is $41,428,108 for the period ending June 30, 2018, $43,427,626 for the period ending September 30, 2018, and $46,000,000 for the period ending December 31, 2018.

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

Repeated product malfunctions may result in a voluntary or involuntary product recall, which could divert managerial and financial resources, impair our ability to manufacture our products in a cost-effective and timely manner and have an adverse effect on our reputation, financial condition and operating results. For example, shortly after the limited launch of PhotonBlade® we received a small number of customer complaints which related to possible unintended energy discharge from the device with the potential to cause tissue damage to patients. In June 2017, we initiated a voluntary recall of the device. We devoted significant resources to relaunch and market the PhotonBlade® and could not be assured that these activities will generate revenue as anticipated. If our redesign of the device fails to successfully eliminate the performance issue or if our revenue grows more slowly than we expect, our business and financials will be adversely affected.

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

We have registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the California Department of Public Health, or CDPH. The FDA has broad post-market and regulatory enforcement powers. We are subject to announced and unannounced inspections by FDA and the Food and Drug Branch of CDPH to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. We passed the most recent audit by the Food and Drug Branch of CDPH in February 2015, and the inspection revealed no minor or major issues. We were also subjected to an FDA inspection in April 2016 resulting in two observations. The FDA will evaluate and validate whether our corrective actions have been effective during its next inspection, which has not been scheduled. However, we cannot assure you that we will pass future inspections or audits by the FDA or other regulatory bodies or that the FDA will consider the observations it previously identified to be closed out.

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

Our operations are impacted by the PPACA. Compliance with the ACA has imposed significant administrative and financial burdens on us. For example, the PPACA imposed, among other things, a 2.3% federal excise tax, with limited exceptions, on any entity that manufactures or imports Class I, II and III medical devices offered for sale in the United States that began on January 1, 2013. Through a series of legislative amendments, the tax was suspended for 2016 through 2019. Absent further legislative action, the device excise tax will be reinstated on medical device sales starting January 1, 2020. The current administration has expressed an intention to repeal the ACA and replace it with alternative reforms. For example, the Tax Cuts and Jobs Acts was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. The details and timing of any further such actions are unknown at this time.   However, it is possible that these changes could adversely affect our business.

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

The market price of our common stock is likely to be highly volatile and may fluctuate substantially in response to, among other things, the risk factors described in this Quarterly Report on Form 10‑Q and other factors, many of which are beyond our control, including:

•	variance in our financial performance from the financial projects we may provide to the public, any changes in these projections or our failure to meet these projections;
•	changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ estimates;
•	announcements of significant new devices or device enhancements by us or our competitors;
•	actual or anticipated quarterly variations in our or our competitors’ results of operations;
•	changes in operating performance and stock market valuations of other technology companies generally, or those in the medical device industry in particular;

•	changes in our pricing policies or the pricing policies of our competitors;
•	legislation or regulatory policies, practices or actions affecting our business;
•	lawsuits threatened or filed against us;
•	the sale of our common stock or other securities in the future by us or our stockholders, including upon expiration of market standoff or contractual lock-up agreements;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	announcements related to patents issued to us or our competitors and to litigation;
•	recruitment or departure of key personnel, including changes in our board of directors and management;
•	changes to our organizational structure and the realignment of our sales team;
•	changes in market valuation or earnings of our competitors;
•	the trading volume of our common stock;
•	changes in the estimation of the future size and growth rate of our markets;
•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors; and
•	developments in our industry.

In addition, the market prices of the stock of many new issuers in the medical device industry and of other companies with smaller market capitalizations like us have been volatile and from time to time have experienced significant share price and trading volume changes unrelated or disproportionate to the operating performance of those companies. As a result, stockholders have filed securities class action litigation following periods of market volatility.  Any securities litigation, could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business, results of operations, financial condition, reputation and cash flows. See Part II, Item 1, “Legal Proceedings” and Note 8, “Commitments and Contingencies” to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.  These factors may materially and adversely affect the market price of our common stock.

A substantial number of additional shares may be sold into the public market in the near future, which may cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial amount of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our common stock. As of March 31, 2018, we have 24,023,517 shares of common stock outstanding. In July 2016, in order to facilitate the raising of additional funds, we filed a shelf registration statement on Form S‑3 (Registration No. 333‑212395) that allows us to sell up to an aggregate of $100,000,000 of our common stock, preferred stock, warrants, depository shares and/or units, and we filed a prospectus supplement for our ATM program of up to $25.0 million. In August 2016 and March 2018, we sold 3,220,000 shares and 6,800,000 shares, respectively, in secondary offerings pursuant to this shelf registration and a prospectus supplement for each offering.

Certain holders of our common stock and warrants have the right, subject to some conditions, to require us to file registration statements under the Securities Act of 1933, as amended or the Securities Act covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders pursuant to a stockholders agreement between such holders and us. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement for the purpose of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. These registration rights terminate in June 2022.

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

As of March 31, 2018, our stockholders holding more than 5% of our capital stock, and their affiliates, own a significant portion of our outstanding common stock. To the extent our existing stockholders purchase additional shares, this ownership concentration would increase. As a result, if these stockholders were to choose to act together, they would exercise significant influence over most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

If securities or industry analysts do not publish research or reports about our business, or if they issue a negative opinion regarding our common stock, the price of our common stock and trading volume could decline.

The trading market for our common stock is influenced by the research reports and opinions that securities or industry analysts publish about our business, our market and our competitors. We are pioneering the use of our technology in minimal access surgery and thus, analysts may be less likely to publish reports and opinions about our industry. Therefore, we may be required to educate analysts on the nature of our industry in order to obtain research coverage, and such efforts may not be successful. We do not have any control over these analysts. Investors have numerous investment opportunities and may limit their investments to publicly traded companies that receive thorough research coverage. If one or more analysts who cover us downgrade our shares, cease to cover us or fail to publish reports in a regular manner, our share price would likely decline, or we could lose visibility in the financial markets, which could cause a significant and prolonged decline in our stock price due to lack of investor awareness.

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

We will incur substantial compensation costs as we pay our executive officers cash compensation commensurate with that of executive officers of other similarly sized public medical device companies, which increases our general and administrative expense and could harm our profitability. Any future equity awards will also increase our compensation expense. We also expect that being a public company and compliance with applicable rules and regulations increases the cost of director and officer liability insurance, and, to the extent our risk profile changes, we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee and compensation committee.

As disclosure of information in filings required increases in a public company, our business and financial condition will become more visible, which could be advantageous to our competitors and clients and could result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, brand, reputation and operating results.

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

Item 3.        Defaults Upon Senior Securities.

Not applicable.

Item 4.        Mine Safety Disclosures.

Not applicable.

Item 5.        Other Information.

Departure of Executive Officer

Effective May 1, 2018, Andrew Sale will separate from the Company and will no longer be Senior Vice President of Global Sales of the Company. Subject to his execution of a general waiver and release of claims, Mr. Sale will be entitled to payments in amounts and types described in the Executive Severance Agreement, dated December 2, 2016 between Mr. Sale and the Company, filed herewith as Exhibit 10.5.

Amendment to Credit Agreements

On April 30, 2018, the Company entered into an Amendment No. 2 to Credit and Security Agreement (Term Loan) (the “Term Loan Amendment”) to its Credit and Security Agreement (Term Loan), dated as of March 10, 2017 (as amended, the “Term Loan Credit Agreement”), with MidCap Financial Trust, as agent, the lenders party thereto and the Company. Pursuant to the Term Loan Amendment, the Company revised the financial covenant relating to certain quarterly minimum Net Revenue (as defined in the Term Loan Credit Agreement) requirements on a trailing twelve month basis.  The other terms of the Term Loan Credit Agreement remain as previously disclosed, except the Exit Fee (as defined in the Term Loan Credit Agreement) was increased from 6.25% of the total amount of all term loans advanced under the Term Loan Credit Agreement, to 6.5% of the total amount of all term loans advanced under the Term Loan Credit Agreement.

In connection with the Term Loan Amendment, the Company also entered into an Amendment No. 2 to Credit and Security Agreement (Revolving Loan) (the “Revolving Loan Amendment”) to its Credit and Security Agreement (Revolving Loan), dated as of March 10, 2017 (as amended, the “Revolving Loan Credit Agreement”), with MidCap Financial Trust, as agent, the lenders party thereto and the Company.  Pursuant to the Revolving Loan Amendment, the Company revised the financial covenant relating to certain quarterly minimum Net Revenue (as defined in the Revolving Loan Credit Agreement) requirements on a trailing twelve month basis, which financial covenant revision is identical to the amendment to the financial covenant in the Term Loan Credit Agreement described above.

The foregoing description of the Term Loan Amendment and the Revolving Loan Amendment do not purport to be complete and are qualified in their entirety by reference to the Term Loan Amendment and the Revolving Loan Amendment, copies of which are attached hereto as Exhibits 10.3 and 10.4, respectively, and incorporated herein by reference.

Restructuring:

On May 1, 2018, the Company implemented a corporate restructuring program to streamline the Company and increase productivity in the business’s commercial operations and product development process. As a result of this restructuring program, the Company expects to incur cash expenses of approximately $1.0 million in severance and benefit charges. The Company expects to recognize these restructuring charges in the second quarter of 2018.

Item 6.        Exhibits

Exhibit Number	Description

10.1(1)	Separation Agreement and Release, dated March 5, 2018, by and between the Company and Philip Sawyer.

10.2(1)	Employment Agreement dated March 6, 2018, by and between the Company and Scott Flora.

10.3	Amendment No. 2 to Credit and Security Agreement (Term Loan), dated as of April 30, 2018, by and among the Company, MidCap Financial Trust, as Agent, and the lenders party thereto.

10.4	Amendment No. 2 to Credit and Security Agreement (Revolving Loan), dated as of April 30, 2018, by and among the Company, MidCap Financial Trust, as Agent, and the lenders party thereto.

10.5	Executive Severance Agreement, dated December 2, 2016, by and between the Company and Andrew Sale.

10.6	Executive Change in Control Agreement, dated December 2, 2016, by and between the Company and Andrew Sale.

10.7	Offer Letter dated November 16, 2016, by and between the Company and Andrew Sale.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(1)Filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed with the SEC on March 6, 2018 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invuity, Inc.

Date: May 4, 2018	By:	/s/ Scott Flora
Scott Flora
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2018	By:	/s/ James Mackaness
James Mackaness
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)