Form 10-Q
period 2018-06-30
Invuity, Inc.
filed 2018-08-03
CIK 1393020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2018 was 24,073,678.

i

PART I—Financial Information

ITEM 1. Financial Statements.

INVUITY, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$15,327	$17,962
Short-term investments	8,602	3,040
Restricted cash - current	181	181
Accounts receivable, net	6,668	7,421
Inventory, net	8,534	7,436
Prepaid expenses and other current assets	1,621	1,274
Total current assets	40,933	37,314
Restricted cash	727	727
Property and equipment, net	6,868	7,169
Other long-term assets	201	285
Total assets	$48,729	$45,495
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,502	$3,598
Accrued and other current liabilities	5,629	5,179
Deferred revenue - short term	54	—
Long-term debt, current portion	4,615	—
Short-term debt	5,411	5,859
Total current liabilities	19,211	14,636
Deferred rent	2,468	2,569
Deferred revenue - long term	86	36
Long-term debt, net of current portion	24,632	29,116
Total liabilities	46,397	46,357
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value—10,000,000 shares authorized at June 30, 2018 and December 31, 2017; no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value—100,000,000 shares authorized at June 30, 2018 and December 31, 2017; 24,073,537 and 17,179,258 shares issued and outstanding at June 30, 2018 and December 31, 2017	24	17
Additional paid-in capital	208,589	185,255
Accumulated deficit	(206,281)	(186,134)
Total stockholders’ equity (deficit)	2,332	(862)
Total liabilities and stockholders’ equity (deficit)	$48,729	$45,495

See accompanying notes to unaudited condensed financial statements.

The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

INVUITY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenue	$10,501	$9,768	$20,006	$18,791
Cost of goods sold	4,073	3,015	6,996	5,114
Gross profit	6,428	6,753	13,010	13,677
Operating expenses:
Research and development	2,145	2,410	4,027	4,839
Selling, general and administrative	12,498	14,204	27,610	29,057
Total operating expenses	14,643	16,614	31,637	33,896
Loss from operations	(8,215)	(9,861)	(18,627)	(20,219)
Interest expense	(794)	(527)	(1,568)	(1,014)
Interest income	109	53	164	110
Other expense, net	(50)	(52)	(116)	(178)
Loss on extinguishment of debt	—	—	—	(2,303)
Net loss and comprehensive loss	$(8,950)	$(10,387)	$(20,147)	$(23,604)
Net loss per common share, basic and diluted	$(0.37)	$(0.61)	$(0.95)	$(1.39)
Weighted-average shares used to compute net loss per common share, basic and diluted	24,047,256	16,986,074	21,102,254	16,972,280

See accompanying notes to unaudited condensed financial statements.

INVUITY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(20,147)	$(23,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	748	1,009
Stock-based compensation	1,609	1,421
Amortization of debt discount	131	38
Provision for (recovery of) doubtful receivable accounts	22	(82)
Loss on extinguishment of debt	—	2,302
Payment of original issue discount	—	(782)
Accretion of premium (discount) on marketable securities	(30)	4
Changes in operating assets and liabilities:
Accounts receivable	835	262
Inventory	(1,098)	(508)
Prepaid expenses and other current assets	(264)	386
Accounts payable	(131)	716
Accrued and other current liabilities	351	(441)
Deferred rent	(101)	(71)
Net cash used in operating activities	(18,075)	(19,350)
Cash flows from investing activities
Purchases of property and equipment	(413)	(558)
Purchases of marketable securities	(8,586)	(9,462)
Purchase of distribution license	—	(250)
Maturities of marketable securities	3,050	10,742
Net cash (used in) provided by investing activities	(5,949)	472
Cash flows from financing activities
Proceeds from (payments of ) revolving credit facility	(448)	3,518
Proceeds from common stock offerings, net of offering costs	21,700	57
Proceeds from issuance of long-term debt, net of issuance costs	—	19,701
Payments of long-term debt - related party	—	(14,193)
Proceeds from issuance of common stock upon exercise of stock options	136	240
Prepayment penalty on long-term debt	—	(1,950)
Net cash provided by financing activities	21,388	7,373
Net decrease in cash and cash equivalents and restricted cash	(2,636)	(11,505)
Cash and cash equivalents and restricted cash, at beginning of period	18,871	29,390
Cash and cash equivalents and restricted cash, at end of period	$16,235	$17,885
Reconciliation of cash, cash equivalents and restricted cash as shown in the condensed statements of cash flows
Cash and cash equivalents	$15,327	$16,795
Restricted cash classified as current assets	181	181
Restricted cash classified as long term assets	727	909
Total cash, cash equivalents and restricted cash	$16,235	$17,885
Supplemental disclosures of cash flow information
Interest paid to related party	$—	$980
Cash paid for interest	$1,247	$—
Non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued liabilities at period end	$25	$16
Common stock offering costs in accounts payable and accrued liabilities	$128	$—

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

Liquidity and Going Concern

The Company has incurred net losses from operations since inception, including $20.1 million in the six months ended June 30, 2018, and has an accumulated deficit of $206.3 million as of June 30, 2018. In March 2018, the Company issued and sold a total of 6,800,000 shares of its common stock at $3.50 per share, resulting in total net proceeds of approximately $21.7 million. The Company has $23.9 million in cash and cash equivalents and short-term investments, and $34.7 million in net debt outstanding at June 30, 2018.

The Company is required to comply with a financial covenant relating to certain quarterly minimum Net Revenue (as defined in the debt agreements) requirements on a trailing twelve-month basis. See Note 5 for further details. As of June 30, 2018, the Company was not in compliance with this covenant. As disclosed in Note 10, the Company entered into an Amendment No. 3 to the Credit and Security Agreement (“Term Loan”) with MidCap Financial Trust (“MidCap”) to revise the financial covenant. After the execution of the amendment, the Company was in compliance with the revised covenant.  The amendment also added a minimum cash covenant if the Company does not meet a minimum Net Revenue requirement on a trailing twelve month basis for the remainder of 2018.  The minimum Net Revenue requirement is $41.5 million for the period ending September 30, 2018, $42.5 million for the period ending December 31, 2018, $45.7 million for the period ending March 31, 2019, and $47.7 million for the period ending June 30, 2019.  In addition, the Company must comply with a minimum cash covenant of $5.0 million that is triggered if Net Revenue is not in excess of $45.0 million on a trailing twelve month basis as of December 31, 2018, which ends if and when Net Revenue is in excess of $50.0 million for any twelve month period thereafter.  The Company expects to incur additional losses and negative cash flows for the foreseeable future as the Company continues to invest in its sales and marketing efforts and research and development activities to continue to grow its business.

The Company believes that its cash, cash equivalents and short-term investments as of June 30, 2018, and expected sales from its products together with additional funding available under the Company’s revolving credit facility will not provide sufficient funds to enable the Company to meet its projected operating requirements for the next twelve months from the issuance of these financial statements.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10‑Q and Rule 10‑01 of Regulation S‑X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2017 and filed with the U.S. Securities and Exchange Commission (the “SEC”). The accompanying year-end balance sheet was derived from the audited financial statements included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2017. The results for the three months and six months ended June 30, 2018 are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable and accounts payable, approximate fair value due to their relatively short maturities. As of June 30, 2018 and December 31, 2017, based on Level 2 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s long-term debt approximates its fair value.

Customer Concentration

Significant customers are those which represent 10% or more of the Company’s total revenue for each period presented in the condensed statements of operations and comprehensive loss or 10% or more of the Company’s net accounts receivable balance at each respective balance sheet date. As of and for the year ended December 31, 2017 and as of and for the three and six months ended June 30, 2018 and 2017, the Company had no customers that represented 10% or more of its revenue or accounts receivable balances.

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

In certain circumstances, the Company enters into arrangements in which multiple performance obligations are provided to customers. Under multiple performance obligations arrangements, the Company accounts for individual products and services separately if they are distinct, that is, if a product or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate products and services in a bundle based on their individual stand-alone selling price (“SSP”). The SSP is determined based on observable prices at which the Company separately sells the products and services.

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

Other

Other revenues include revenues from sales of accessories and service agreements. Revenues for sales of accessories, such as cables and trays, are recognized when the accessories are delivered to the customer and control is transferred. Revenues from service agreements are accounted for ratably over the term of the service agreement.

Segment Reporting

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions.  The majority of the Company’s assets are maintained in the United States. The Company derives its revenue primarily from sales to customers in the United States, based upon the billing address of the customer. The Company started selling in Asia in June 2017 and in Europe and Australia in June 2018.  The Company had $20,000 and $141,000 in total international sales for the three months ended March 31, 2018 and June 30, 2018, and $0.2 million in total international sales for the six months ended June 30, 2018.

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

•

In February 2016, the FASB issued ASU No. 2016‑02—Leases (“ASC 842”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases.  The Company expects to adopt the guidance on January 1, 2019.  The Company is in the process of evaluating the impact of this new guidance on its financial statements, and expects the balance sheet to include a right of use asset and liability related to its lease arrangements.

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

•

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update expand the scope of Topic 718 to include share based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments in this Update are effective for private entities for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is in the process of evaluating the impact of this new guidance on its financial statements.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$6,253	$—	$—	$6,253
Commercial paper	—	12,642	—	12,642
Corporate debt securities	—	1,348	—	1,348
	$6,253	$13,990	$—	$20,243

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$13,071	$—	$—	$13,071
Commercial paper	—	3,763	—	3,763
Corporate debt securities	—	1,753	—	1,753
	$13,071	$5,516	$—	$18,587

As of June 30, 2018 and December 31, 2017, the carrying value of the Company’s short-term investments approximates their fair value.

4.            Balance sheet components

Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Raw materials	$1,968	$1,606
Work-in-process	2,701	1,860
Finished goods	3,865	3,970
Total inventory	$8,534	$7,436

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Prepaid expenses	$1,570	$1,252
Other	51	22
Total prepaid expenses and other current assets	$1,621	$1,274

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Computer equipment and software	$1,606	$1,368
Laboratory and manufacturing equipment	3,116	3,008
Furniture and fixtures	1,550	1,516
Leasehold improvements	7,201	7,155
Assets in progress	188	167
Total property and equipment, gross	13,661	13,214
Less: accumulated depreciation and amortization	(6,793)	(6,045)
Total property and equipment, net	$6,868	$7,169

Depreciation and amortization expense was $0.4 million for the three months ended June 30, 2018, and $0.5 million for the three months ended June 30, 2017. Depreciation and amortization expense was $0.7 million for the six months ended June 30, 2018, and $1.0 million for the six months ended June 30, 2017.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Accrued payroll-related expenses	$3,885	$3,777
Accrued independent sales agent commissions	298	181
Accrued professional fees	830	501
Deferred rent	261	261
Other	355	459
Total accrued and other current liabilities	$5,629	$5,179

As part of a corporate restructuring program the Company implemented in May 2018, the Company recorded $0.9 million in severance expense, of which $0.6 million is included in the total Accrued payroll-related expenses of $3.9 million for the six months ended June 30, 2018.  The remaining severance payments of $0.6 million are expected to be fully disbursed by January 2019.

5.           Debt

MidCap credit and security agreement:

On March 10, 2017, the Company entered into a credit and security agreement with MidCap as agent, for up to $30.0 million in term loans. Under the terms of the agreement, the Company borrowed the first term loan of $20.0 million (“Tranche 1”) at closing. The Tranche 1 term loan accrues interest at a floating rate equal to 6.50% per annum, plus the greater of (i) 1.5% or (ii) one month LIBOR. Interest shall accrue on the date of the commencement of funding and is payable in arrears on the first day of each month. Principal was payable in 36 equal monthly installments beginning April 1, 2019, subject to extension to October 1, 2019, if the Company achieves a certain revenue target, until paid in full on March 1, 2022. The Company used $17.2 million of the $20.0 million Tranche 1 term loan to pay off in full the outstanding $15.0 million loan with Health Care Royalty Partners (“HCRP”). The Company also terminated its accounts receivable credit facility with Silicon Valley Bank which was never drawn down. The transaction was accounted for as a debt extinguishment and a loss of $2.3 million was accounted for as loss on extinguishment of debt in the income statement. The loss amount includes a $1.8 million prepayment fee paid to HCRP, a $150,000 fee paid to Silicon Valley Bank for termination of the accounts receivable facility and a $0.3 million non-cash expense related to unamortized issuance costs.  The facility terminates in full on March 1, 2022, unless terminated earlier.  As of June 30, 2018, the Company had drawn down $5.4 million under the revolving credit facility.

In connection with the term loan facility, the Company agreed to issue to each lender warrants to purchase shares of the Company’s common stock upon the drawdown of each tranche in an aggregate amount equal to 2.0% of the amount drawn, divided by the exercise price per share for that tranche. In connection with the Tranche 1 term loan, the Company issued warrants to purchase an aggregate of 50,618 shares of the Company’s common stock, at an exercise price equal to $7.90 per share. These warrants, which were recorded within stockholders’ equity, were fair valued at $279,000 upon issuance using a Black-Scholes valuation model. The assumptions used in the Black-Scholes model consisted of a 10 year contractual term, interest free rate of 2.58%, dividend yield of 0.0% and volatility of 60.0%. The fair value was recorded as a discount to the initial $20.0 million term loan and will be amortized as interest expense over the term of the agreement, which is approximately five years. In connection with the Tranche 2 term loan, the Company issued warrants to purchase an aggregate of 47,790 shares of the Company’s common stock, at an exercise price equal to $8.37 per share. These warrants, which were recorded within stockholders’ equity, were fair valued at $278,000 upon issuance using a Black-Scholes valuation model. The assumptions used in the Black-Scholes model consisted of a 10 year contractual term, interest free rate of 2.24%, dividend yield of 0.0% and volatility of 60.0%.  The fair value was recorded as a discount to the initial $10.0 million term loan and will be amortized as interest expense over the term of the agreement, which is approximately five years

On September 26, 2017, the Company entered into an Amendment No. 2 to the Term Loan with MidCap and borrowed the second term loan of $10.0 million (“Tranche 2”). The Tranche 2 term loan accrues interest at a floating rate equal to 6.50% per annum, plus the greater of (i) 1.5% or (ii) one month LIBOR. Interest shall accrue on the date of the commencement of funding and is payable in arrears on the first day of each month. Principal was payable in 36 equal monthly installments beginning April 1, 2019, subject to extension to October 1, 2019, if the Company achieved a certain revenue target, until paid in full on March 1, 2022.

The Company also entered into a separate Credit and Security Agreement (Revolving Loan) with MidCap on March 10, 2017 that provided for a revolving credit facility of up to $10.0 million based on the eligible accounts receivable and inventory balances, as amended on September 26, 2017. The Company could increase the total commitments under the revolving credit facility by up to an additional $10.0 million, subject to the Company meeting certain conditions. Loans under the revolving credit facility accrued interest at a floating rate equal to 3.25% per annum, plus the greater of (i) 1.5% or (ii) one month LIBOR. Interest was payable in arrears on the first day of each month subsequent to the draw down date.

The term loan facility and the revolving credit facility are secured by substantially all of the Company’s assets, including intellectual property. In addition, under the terms of the agreement, the Company is required to meet certain covenants which if the Company is unable to meet, or if the Company does not make its payments, the Company may be found in default and all obligations may be accelerated and become immediately due and payable upon the sole election of the lenders. The Company must also comply with a financial covenant relating to certain quarterly minimum Net Revenue requirements on a trailing twelve month basis. As of June 30, 2018, the Company was not in compliance with this covenant. Additionally, the credit and security agreement with MidCap, includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, and material adverse effect events. If an event of default occurs, MidCap may require immediate repayment of all amounts due.

On July 31, 2018, the Company entered into an Amendment No. 3 to the Term Loan, (the “Term Loan Amendment”).  For the Term Loans and the Revolving Loan, the financial covenant, relating to certain quarterly minimum net revenue requirements on a trailing twelve-month basis, was revised.  In addition, the amendment also added a minimum cash covenant if the Company does not meet a minimum Net Revenue requirement on a trailing twelve month basis for the remainder of 2018.  The minimum Net Revenue requirement is $41.5 million for the period ending September 30, 2018, $42.5 million for the period ending December 31, 2018, $45.7 million for the period ending March 31, 2019, and $47.7 million for the period ending June 30, 2019.  In addition, the Company must comply with a minimum cash covenant of $5.0 million that is triggered if Net Revenue is not in excess of $45.0 million on a trailing twelve month basis as of December 31, 2018, which ends if and when Net Revenue is in excess of $50.0 million for any twelve month period thereafter.  For the term loan, the exit fee was increased from 6.5% to 7.0% of the total amount of all term loans and the repayment schedule was revised such that principal on each term loan advance is now payable in 39 equal monthly installments beginning January 1, 2019 until paid in full on March 1, 2022.  In connection with the Term Loan Amendment, the Company also entered into an Amendment No. 3 to Revolving Loan (the “Revolving Loan Amendment”). For the Revolving Loan, the total commitments were increased from $10.0 million to $15.0 million. After the execution of the amendment, the Company was in compliance with the revised covenant.

6.           Stock Option Plans

In April 2015, the Company’s board of directors and stockholders approved the 2015 Equity Incentive plan (the “2015 Plan”), effective June 11, 2015, covering incentive stock options, nonstatutory stock options and restricted stock awards that may be granted to employees, directors and consultants.

During the three months ended June 30, 2018 and 2017, the Company granted 8,840 options and 125,525 options, respectively, to employees and consultants, with a weighted average grant date fair value of $3.62 per share and $7.32 per share, respectively. During the six months ended June 30, 2018 and 2017, the Company granted 325,340 and 734,705 options, respectively, to employees and consultants, with a weighted average grant date fair value of $4.11 per share and $6.65 per share, respectively. The options granted in 2017 included 268,000 options granted to certain executive officers with a market-based condition.  The 268,000 options were valued at an aggregate value of $0.7 million using the Monte Carlo Simulation model, which will be amortized over three years from the date of grant.

The aggregate intrinsic value of options exercised was $30,000 for the three months and $45,000 for the six months ended June 30, 2018, respectively, and was $0.3 million for both of the three and six months ended June 30, 2017. The weighted-average remaining contractual life of options outstanding was 5.6 and 7.0 years at June 30, 2018 and December 31, 2017, respectively.  For vested and expected to vest options, the weighted-average remaining contractual life as of June 30, 2018 and December 31, 2017, was 5.6 and 7.0 years, respectively.

For the three months ended June 30, 2018, the Company granted 171,230 restricted stock units (“RSUs”) to non-employee board members (“Outside Directors”) with a grant date fair value, in the aggregate, of approximately $0.6 million.  Under the Company’s Restricted Stock Unit Deferral Program for Outside Directors, Outside Directors may elect to defer the receipt of shares upon vesting of RSUs granted under the 2015 Plan.  A deferral election will apply to the entirety of the particular RSU award and no partial elections may be made.  A deferral election is irrevocable once made.  In the event an Outside Director makes a deferral election, the shares of common stock underlying the deferred RSUs will not be distributed to such Outside Director until the earlier of his or her separation of service as a board member or upon a “Change in Control” (as defined in the 2015 Plan) of the Company.  Three out of five of the Company’s Outside Directors elected to defer receipt of the RSUs granted to them on the date of the Company’s 2018 Annual Meeting (the “2018 Annual meeting”) under the 2015 plan.  The Company also granted 60,000 RSUs to the Interim President and Chief Executive Officer, with a grant date fair value, in the aggregate, of approximately $0.2 million.

For the six months ended June 30, 2018, the total RSUs granted were 522,665 with a fair value of $1.9 million, including RSUs granted to Outside Directors described above and 272,985 RSUs granted to executive officers with a fair value of $1.1 million.  The RSUs granted to executive officers have a four-year term and vest 25% annually, with the exception of the RSUs granted as part of the new Interim President and Chief Executive Officer’s employment agreement that vest 100% after one year.  The RSUs granted to Outside Directors on the date of the 2018 Annual Meeting will vest 100% on the one year anniversary of the 2018 Annual Meeting, with the exception of any RSUs that an Outside Director elected to defer, which RSUs generally will vest 100% on the first anniversary of the date that the Outside Director elected to defer such RSUs.

For the three months ended June 30, 2017, the Company granted approximately 72,000 RSUs to Outside Directors with a grant date fair value, in the aggregate, of $0.5 million.  The RSUs granted to Outside Directors on the date of the 2017 Annual Meeting will vest 100% on the earlier of the 2018 Annual Meeting of Stockholders or the one year anniversary of the 2017 Annual Meeting, with the exception of any RSUs that an Outside Director elected to defer, which RSUs generally will vest 100% on the first anniversary of the date that the Outside Director elected to defer such RSUs. As previously noted, under the Company’s Restricted Stock Unit Deferral Program for Outside Directors, Outside Directors may elect to defer the receipt of shares upon vesting of RSUs granted under the 2015 Plan.  Three out of four of the Company’s Outside Directors elected to defer receipt of the RSUs granted to them on the date of the Company’s 2017 Annual Meeting (the “2017 Annual Meeting”) under the 2015 Plan.

For the six months ended June 30, 2017, the total RSUs granted were 153,000 with a fair value of $1.0 million, including the RSUs granted to Outside Directors described above and 71,500 RSUs granted to executive officers with a fair value of $0.5 million. The RSUs granted to executive officers have a four-year term and vest 25% annually.

Stock‑Based Compensation

The fair value of stock options granted to employees is amortized on a straight-line basis over the requisite service period of the award. Stock‑based compensation related to stock options granted to non-employees is recognized as the stock options are earned. The Company recognized total employee-related stock compensation expenses of $0.6 million and $1.6 million for the three and six months ended June 30, 2018, respectively, and $0.7 million and $1.3 million for the three months and six months ended June 30, 2017, respectively.

In addition, the Company recognized non-employee stock-based compensation expense of $29,000 and $48,000 for the three and six months ended June 30, 2018, respectively, and $44,000 and $111,000 for the three and six months ended June 30, 2017, respectively.

The following table summarizes stock‑based compensation expense related to stock options and restricted stock units included in the condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of goods sold	$59	$51	$113	$96
Selling, general and administrative	481	475	183	1,007
Research and development	90	173	1,313	318
Total stock-based compensation expense	$630	$699	$1,609	$1,421

As of June 30, 2018, unrecognized compensation expense related to unvested options was $6.9 million, which the Company expects to recognize on a straight‑line basis over a weighted‑average period of 2.6 years. Unrecognized compensation expense related to unvested RSUs was $2.7 million, which the Company expects to recognize on a straight‑line basis over a weighted‑average period of 2.1 years.

7.           Net Loss per Common Share

As the Company generated net losses for all the periods presented, all potentially dilutive common securities are determined to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(8,950)	$(10,387)	$(20,147)	$(23,604)
Denominator:
Weighted-average common shares outstanding	24,047,256	16,986,628	21,102,254	16,973,473
Less: weighted-average unvested common shares subject to repurchase	—	(554)	—	(1,193)
Weighted-average shares used to compute net loss per common share, basic and diluted	24,047,256	16,986,074	21,102,254	16,972,280
Net loss per common share, basic and diluted	$(0.37)	$(0.61)	$(0.95)	$(1.39)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per share because their inclusion would be anti‑dilutive:

	June 30,	June 30,
	2018	2017
Options to purchase common stock	2,696,767	2,949,908
Restricted stock units	620,315	250,447
Warrants to purchase common stock	235,415	187,625
Total	3,552,497	3,387,980

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

In December 2016, Medtronic, which competes with us across multiple product lines, filed a civil complaint in the State Court of Minnesota against us, alleging tortious interference with contract, and two of our former sales employees, alleging breach of contract, misappropriation of trade secrets and breach of duty of loyalty. The complaint seeks unspecified monetary damages. In April 2018, we entered into an agreement with Medtronic, pursuant to which we agreed to pay $1.0 million to Medtronic, which was paid during the quarter. Medtronic agreed to dismiss this complaint.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Revenue
Single use devices	$9,245	$8,289	$17,826	$15,337
Reusable retractors	848	926	1,547	2,049
Sales to third party medical device manufacturers	86	278	86	827
Other	322	275	547	578
Total revenue	$10,501	$9,768	$20,006	$18,791

10.         Subsequent Events

Debt Covenants:

As of June 30, 2018, the Company was not in compliance with the financial covenant relating to the Term Loan and the Revolving Loan with MidCap.  On July 31, 2018, the Company entered into an Amendment No. 3 to the Term

Loan and to the Revolving Loan to revise the financial covenant.  After the execution of the amendment, the Company was in compliance with the revised covenant. See Note 5, “Debt”, of the Notes to Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q for more details.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the Term Loan Amendment and the Revolving Loan Amendment, copies of which are attached hereto as Exhibits 10.1 and 10.2, respectively, and incorporated herein by reference.

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

Our second broad category of innovation for minimally invasive and minimal access surgical procedures is in the development and commercialization of a novel, advanced energy platform. In September 2016, we received U.S. Food and Drug Administration, or FDA, 510(k) clearance of PhotonBlade®, a dynamic precision illuminator with enhanced energy delivery. PhotonBlade® is a first-of-its-kind device, delivering directed, thermally cool illumination at the precise point of surgical treatment in conjunction with a novel advanced energy platform allowing for precise tissue cutting and coagulation with minimal tissue damage. As such, PhotonBlade® represents a new category of Intelligent Photonics® and strategically expands our current product portfolio. After a preliminary market launch in March 2017, we fully launched the PhotonBlade® in September 2017.

We sold our devices to approximately 935 hospitals in the second quarter of 2018, as compared to approximately 825 hospitals in the second quarter of 2017. Based on the number of single-use units we have shipped as of June 30, 2018, we estimate that our devices have been used in approximately 433,000 surgical procedures cumulative from inception.

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

On May 1, 2018, we implemented a corporate restructuring program to streamline our company and increase productivity in our commercial operations and product development process. As a result, we recorded $0.9 million in severance expense of which $0.6 million is included in the total Accrued payroll-related expenses of $3.9 million for the six months ended June 30, 2018.  The remaining severance payments of $0.6 million are expected to be fully disbursed by January 2019.

Components of Our Results of Operations

Revenue

Substantially all of our revenue is derived from sales of our devices in the United States. We earn revenue from the sale of our devices primarily through our direct sales force as complemented by our independent sales agents.  In June 2017, we started selling into Asia and in June 2018, we started selling into Europe and Australia.  Our international efforts to date have primarily involved training and supplying our distributors demonstration inventory. We had $20,000 and $141,000 in total international sales for the three months ended March 31, 2018 and June 30, 2018, and $0.2 million in total international sales for the six months ended June 30, 2018.

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

Research and Development Expenses

Our research and development, or R&D, expenses consist primarily of product research, engineering, product development, quality assurance and depreciation. These expenses include personnel costs, including salaries, healthcare benefits, bonuses, stock-based compensation expense, consulting services, laboratory materials and supplies, and an allocation of related facilities costs. In the near term, we expect R&D expense to decline as a result of our recent corporate restructuring program and then remain fairly constant in absolute dollars as we look to increase our operating efficiencies while expanding our product lines.

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

In the near term, we expect SG&A expenses to decrease as a result of our recent corporate restructuring program. Over the longer term, we expect SG&A to increase in absolute dollars as we expand our commercial infrastructure to both drive and support our planned revenue growth in addition to supporting a dynamically growing company.

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

Results of Operations

Comparison of the Three Months and Six Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Revenue
Single use devices	$9,245	$8,289	$17,826	$15,337
Reusable retractors	848	926	1,547	2,049
Sales to third party medical device manufacturers	86	278	86	827
Other	322	275	547	578
Total revenue	$10,501	$9,768	$20,006	$18,791
Cost of goods sold	4,073	3,015	6,996	5,114
Gross Profit	$6,428	$6,753	$13,010	$13,677
Gross Margin	61.2%	69.1%	65.0%	72.8%

Revenue, cost of goods sold, gross profit and gross margin were as follows for the periods presented

Revenue increased $0.7 million, or 8%, to $10.5 million during the three months ended June 30, 2018, compared to $9.8 million for the same period in 2017. Revenue for the six months ended June 30, 2018 increased $1.2 million, or 6%, to $20.0 million compared to $18.8 million for the same period in 2017. The growth in revenue for both comparable periods was attributable to an increase in the number of hospitals ordering our devices, which increased to approximately 935 in the three months ended June 30, 2018 compared to 825 for the same period in 2017. We continue to see increased procedure use of our single use devices driven by growing adoption of our PhotonBlade® in breast and electrophysiology procedures. The number of our direct sales representatives was 50 as of June 30, 2018, compared to 65 as of June 30, 2017.  This is consistent with our efforts of consolidating our direct sales representatives in the highest value geographic markets.  In less dense geographic markets, we will employ an indirect approach and partner with local distributors.

Cost of goods sold increased $1.1 million, or 35%, to $4.1 million during the three months ended June 30, 2018, compared to $3.0 million for the same period in 2017.  Cost of goods sold increased $1.9 million, or 37% to $7.0 million during the six months ended June 30, 2018, compared to $5.1 million for the same period in 2017. The increase in cost of goods sold was primarily due to the increase in the number of devices sold.

Gross margin for the three months ended June 30, 2018 was 61.2% compared to 69.1% for the same period in 2017. Gross margin for the six months ended June 30, 2018 was 65.0%, compared to 72.8% for the same period in 2017.  Gross margins in 2018 were impacted by a change in product mix as a result increased in sales of our PhotonBlade®, which have a higher cost per unit and have yet to benefit from manufacturing efficiencies associated with volume production.

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
		% of		% of		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
	(In thousands)		(In thousands)		(In thousands)		(In thousands)
Operating Expenses
Research and development	$2,145	20%	$2,410	25%	$4,027	20%	$4,839	26%
Selling general and administrative	12,498	119	14,204	145	27,610	138	29,057	155
Total operating expenses	$14,643	139%	$16,614	170%	$31,637	158%	$33,896	181%

Research and development expenses:

Expenses decreased by $0.3 million, or 11%, to $2.1 million during the quarter ended June 30, 2018, compared to $2.4 million during the quarter ended June 30, 2017.  Research and development expenses decreased $0.8 million, or 17%, to $4.0 million during the six months ended June 30, 2018, compared to $4.8 million during the comparable period ended June 30, 2017. The decrease quarter over quarter is primarily due to a decrease of $0.2 million in in payroll-related expenses in addition to $0.1 million in reduced research and development expenses.  The year over year decrease in expenses was primarily attributable to a decrease of $1.0 million in payroll, consulting fees, and research and development expenses offset by an increase of $0.2 million reduction in operational expenses. Overall research and development expenses will vary with the cadence of new product launches.

Selling, general and administrative expenses:

Expenses decreased by $1.7 million, or 12%, to $12.5 million during the quarter ended June 30, 2018, compared to $14.2 million during the quarter ended June 30, 2017. The decrease in expenses was primarily attributable to a decrease of $1.2 million in professional services, including litigation expenses, and a decrease of $1.4 million in sales related expenses, including payroll and payroll related expenses, associated with the consolidation of the direct sales force from 65 direct sales representatives during the quarter ended June 30, 2017, to 50 direct sales representatives during the quarter ended June 30, 2018, These decreases were offset by an increase in consultant expenses of $0.8 million.  Selling, general and administrative expenses decreased $1.5 million, or 5%, to $27.6 million during the six months ended June 30, 2018, compared to $29.1 million during the comparable period ended June 30, 2017.  The year over year decrease in expenses was primarily attributable to a decrease of $1.5 million in payroll and payroll related expenses, $0.8 million in professional services, and $0.4 million in sales and marketing expenses offset by an increase in consultant expenses of $1.1 million.

Interest expense, interest income, and other expense, net:

Non-operating items, including interest expense, interest income, and other expense, net, were as follows for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
		% of		% of		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
	(In thousands)		(In thousands)		(In thousands)		(In thousands)

Interest expense	$(794)	(8)%	$(527)	(5)%	$(1,568)	(8)%	$(1,014)	(5)%
Interest income	109	1	53	1	164	1	110	1
Other expense, net	(50)	(0)	(52)	(1)	(116)	(1)	(178)	-
Loss on extinguishment of debt	—	—	—	—	—	—	(2,303)	(12)
Total	$(735)	(7)%	$(526)	(5)%	$(1,520)	(8)%	$(3,385)	(16)%

The total interest expense, interest income, and other expense increased by $0.2 million or 40% during the quarter ended June 30, 2018, compared to the quarter ended June 30, 2017. This increase was primarily due to more interest expense on a higher debt balance. For the six months ended June 30, 2018, the total interest expense, interest income, and other expense decreased by $1.9 million or 55% primarily due to the March 2017 expense of $2.3 million in association with the extinguishment of our loan with HCRP.  This expense included a $1.8 million prepayment penalty, approximately $0.4 million in expense relating to the immediate recognition of debt discounts that were being amortized over the term of the original loan, and a $150,000 fee for ending our access to our Silicon Valley Bank, or SVB, credit facility. This decrease was offset by higher interest expense as a result of our higher debt balance.

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

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital. The accompanying financial statements have been prepared on a basis which assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. We have incurred net losses from operations since inception, including $20.1 million in the six months ended June 30, 2018, and have an accumulated deficit of $206.3 million as of June 30, 2018. In March 2018, we issued and sold a total of 6,800,000 shares of our common stock at $3.50 per share, resulting in total net proceeds of approximately

$21.7 million. We have $23.9 million in cash and cash equivalents and short-term investments, and $34.7 million in net debt outstanding as of June 30, 2018. We expect to incur additional losses and negative cash flows for the foreseeable future as we continue to invest in our sales and marketing efforts and research and development activities to continue to grow our business.

We are required to comply with a financial covenant relating to certain quarterly minimum Net Revenue requirements on a trailing twelve-month basis. As of June 30, 2018, we were not in compliance with this covenant. As disclosed in Note 10, we entered into an Amendment No. 3 to the Credit and Security Agreement with MidCap Financial Trust to revise the financial covenant. After the execution of the amendment, we were in compliance with the revised covenant. The minimum Net Revenue requirement on a trailing twelve month basis as amended, for the remainder of 2018, is $41.5 million for the period ending September 30, 2018, $42.5 million for the period ending December 31, 2018, $45.7 million for the period ending March 31, 2019, and $47.7 million for the period ending June 30, 2019.  The amendment also added a minimum cash covenant of $5.0 million that is triggered if Net Revenue is not in excess of $45.0 million on a trailing twelve month basis as of December 31, 2018, which ends if and when Net Revenue is in excess of $50.0 million for any twelve month period thereafter.

We believe that our cash, cash equivalents and short-term investments as of June 30, 2018, and expected sales from our products together with additional funding available under our revolving credit facility will not provide sufficient funds to enable us to meet our projected operating requirements for the next twelve months from the issuance of the financial statements included in this Quarterly Report on Form 10-Q.

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

The uncertainty around the achievement of our plans to mitigate the risk of going concern raises substantial doubt about our ability to continue as a going concern for a one year period from the issuance of the financial statements included in this Quarterly Report on Form 10-Q. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows

The following table summarizes our cash flows (in thousands) for the periods indicated:

	Six Months Ended June 30,
	2018	2017
Net cash (used in) provided by:

Operating activities	$(18,075)	$(19,350)
Investing activities	(5,949)	472
Financing activities	21,388	7,373
Net decrease in cash and cash equivalents and restricted cash	$(2,636)	$(11,505)

During the six months ended June 30, 2018, net cash used in operating activities was $18.1 million, which consisted of a net loss of $20.1 million, adjusted by non-cash charges of $2.4 million.  The non-cash charges were primarily comprised of stock-based compensation of $1.6 million and depreciation and amortization of $0.7 million. The overall change to net operating assets and liabilities changes was negligible. Accrued and other current liabilities increased $0.4 million and accounts receivables decreased $0.8 million.  These changes were offset by an increase of $1.1 million in inventories and $0.3 million in prepaid expenses and other current assets.

During the six months ended June 30, 2017, net cash used in operating activities was $19.4 million, which consisted of a net loss of $23.6 million, adjusted by non-cash charges of $3.9 million and a net change of $0.3 million in our net operating assets and liabilities. The non-cash charges were primarily comprised of stock-based compensation of $1.4 million, depreciation and amortization of $1.0 million, and loss on extinguishment of debt of $2.3 million, offset by $0.8 million of original debt discount associated with our prior HRCP loan. The increase in our net operating assets and liabilities was primarily due to a $0.3 million decrease in accounts receivable, a $0.7 million increase in accounts payable as a result of our increase in operational related activities, and a $0.4 million decrease in prepaid expenses and other current assets.  The increase was offset by a $0.5 million increase in our inventory due to ramping production in order to meet the increase in customer demands and a $0.5 million decrease in accrued liabilities.

During the six months ended June 30, 2018, net cash of $5.9 million used in investing activities was primarily due to the purchase of $8.6 million in marketable securities and $0.4 million in capital expenditures offset by the maturity of $3.1 million in marketable securities.

During the six months ended June 30, 2017, net cash provided by investing activities was primarily due to maturity of $10.7 million in marketable securities, offset by the purchase of $9.5 million in marketable securities, $0.6 million in capital expenditures and the purchases of distribution license for $0.3 million.

During the six months ended June 30, 2018, net cash provided by financing activities was primarily due to net proceeds of $21.7 million from our secondary offering in March 2018, offset by a reduction of $0.5 million in the draw-down under our revolving credit facility.

During the six months ended June 30, 2017, net cash provided by financing activities was from the issuance of $20.0 million in long term debt under our agreement with MidCap, partially offset by the repayment of the outstanding loan balance with HCRP, along with the associated prepayment penalties. In addition, we drew down $3.5 million under the revolving credit facility.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Contractual Obligations

During the six months ended June 30, 2018, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10‑K filed with the SEC on March 5, 2018.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our operations are primarily within the United States. We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate, inflation risks, and changes in the general economic conditions in the countries where we conduct business. We had cash, cash equivalents, and short-term investments of $23.9 million and $21.0 million as of June 30, 2018 and December 31, 2017, respectively.

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

As of June 30, 2018 and December 31, 2017, we had total outstanding net debt of $34.7 million and $35.0 million, respectively. Our term loans with MidCap that were outstanding as of June 30, 2018 and December 31, 2017, accrue interest at a floating rate equal to 6.50% per annum, plus the greater of (i) 1.5% or (ii) one month LIBOR. Our accounts receivable facility accrues interest at a floating rate equal to 3.25% per annum, plus the greater of (i) 1.5% or (ii) one month LIBOR as amended. See Note 5, “Debt”, of the Notes to Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q for more details.

Foreign Currency Risk

In June 2017, we started selling into Asia.  In June 2018, we began selling into Europe and Australia; however, as of June 30, 2018, our business has primarily been conducted in U.S. Dollars. As we begin to conduct transactions in foreign currencies, we may become increasingly subject to foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollars. As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10‑Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We have experienced significant operating losses, and we expect to continue to incur operating losses for the next several years as we implement additional initiatives designed to grow our business, including, among other things, increasing sales and developing new devices. We incurred net losses of $20.1 million for the six months ended June 30, 2018 and $39.9 million and $40.6 million for the years ended December 31, 2017 and 2016, respectively. As of June 30, 2018, our accumulated deficit was $206.3 million. Our prior losses, combined with expected future losses, have had and will continue to have, for the foreseeable future, an adverse effect on our stockholders’ deficit and working capital. These factors raise substantial doubt about our ability to continue as a going concern for the one year period from the date of issuance of the financial statements, included in this Quarterly Report on Form 10-Q. To date, we have financed our operations primarily through the sale of equity securities, certain debt-related financing arrangements and from sales of our approved devices. We have devoted substantially all of our resources to research and development of our devices, sales and marketing activities and certain clinical and quality assurance initiatives. Our ability to generate sufficient revenue from our existing devices or from any of our device candidates in development, and to transition to profitability and generate consistent positive cash flows, is uncertain. We will need to generate significant sales to achieve profitability, and we might not be able to do so. If our revenue grows more slowly than we anticipate or if we fail to continue to grow our revenue, or if our operating expenses are higher than we expect, we may not be able to achieve profitability as anticipated, or ever, our financial condition will suffer and our stock price could decline. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Substantially all of our revenue to date has been generated from devices incorporating our Intelligent Photonics®  technology, and any decline in the sales of these devices or failure to gain market acceptance of these devices will negatively impact our business.

We have focused heavily on the development and commercialization of devices using our photonics technology platform for the illumination of certain open and minimal access surgeries. For the six months ended June 30, 2018 and for the years ended December 31, 2017 and 2016, our revenues of $10.5 million, $39.6 million, and $32.5 million, respectively, were derived entirely from sales of devices incorporating our Intelligent Photonics® technology. Because we expect our revenue to be derived substantially from sales of these devices for the foreseeable future, our ability to execute our growth strategy and become profitable will depend not only upon an increase in the number of hospitals using our devices, but also an increase in the number of specialties using our devices within those hospitals in which our devices are utilized. If our advanced photonics technology, and the devices that incorporate it, fail to achieve and maintain wide market acceptance for any reason, our business may be adversely affected, as we will be severely constrained in our ability to fund our operations and develop and commercialize improvements to existing and new product lines.

We introduced our PhotonBlade® device in 2017 and there can be no assurance on the level of market acceptance or revenue generated by this product.

In the third quarter of 2016, we announced that we had received FDA 510(k) clearance for PhotonBlade®, a new device that integrates our Intelligent Photonics® technology into an advanced energy device used for cutting and coagulation of soft-tissue during surgical procedures. We initiated a limited launch of the PhotonBlade® device in the first quarter of 2017 to obtain feedback from initial users with a goal of launching the product more broadly in the middle of 2017. Shortly after the limited launch, we received a small number of customer complaints which related to possible unintended energy discharge from the device with the potential to cause tissue damage to patients. In June 2017, we initiated a voluntary recall of the device. We redesigned the device to correct the performance issues that prompted the recall and relaunched the product in September of 2017. We cannot be assured that we have successfully redesigned the PhotonBlade® so as to eliminate the performance issues that prompted the recall. We have devoted and will continue to devote significant resources to market the PhotonBlade® and cannot be assured that these activities will generate revenue as anticipated. If our redesign of the device fails to successfully eliminate the performance issue or if our revenue grows more slowly than we expect, our business and financials will be adversely affected.

Failure to achieve revenue or cash targets under our credit facility with MidCap would constitute an event of default, which may require us to repay the amounts outstanding under the facility earlier than expected.

As of June 30, 2018, we had borrowed $30.0 million in term loans and drawn down $5.4 million under our revolving credit facility. Our credit facility with MidCap requires us to comply with a financial covenant relating to certain quarterly minimum Net Revenue requirements on a trailing twelve month basis. The minimum Net Revenue requirements on a trailing twelve month basis for the remainder of 2018 is $41.5 million for the period ending September 30, 2018, $42.5 million for the period ending December 31, 2018, $45.7 million for the period ending March 31, 2019, and $47.7 million for the period ending June 30, 2019. In March 2018, we were not in compliance with this financial covenant and we entered into an amendment with MidCap to revise it. In June 2018, we were not in compliance with the revised financial covenant. As disclosed in Item 5, we entered into an Amendment No. 3 to the Credit and Security Agreement with MidCap  to further revise the financial covenant. After the execution of the amendment, we were in compliance with the further revised covenant.  Amendment No. 3 to the Credit and Security Agreement also added a minimum cash covenant of $5.0 million that is triggered if Net Revenue is not in excess of $45.0 million on a trailing twelve month basis as of December 31, 2018, which ends if and when Net Revenue is in excess of $50.0 million for any twelve month period thereafter.

If we do not comply with the financial covenant again in the future, it would constitute a breach of the credit agreements and may cause all of the outstanding indebtedness under our credit agreements, as amended, to become immediately due and payable. If the Company was unable to obtain a waiver for this default, the lenders may terminate all commitments to extend further credit and the agent, on behalf of the lenders, may proceed against the collateral in which we granted the agent and the lenders a security interest.  Further, renegotiating our credit facility can be costly and time consuming and divert the resources of our management.  The amendments to our credit facility have resulted in increased fees, the acceleration of repayment schedules and additional covenants and restrictions, which could negatively impact our results of operations and operational flexibility.

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

The medical device industry is highly competitive. Any device we develop will have to compete for market acceptance and market share. We believe that the primary competitive factors in the surgical illumination and visualization, and advanced energy market segments are clinical safety and effectiveness, price, surgeon experience and comfort with use of particular illumination systems, reliability and durability, ease of use, device support and service, sales force experience and relationships. We face significant competition from competitors based in the United States and internationally in these market segments, and we expect the intensity of competition will increase over time. Many of the companies developing or marketing competing products enjoy several competitive advantages over us, including:

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
•

additional political, business, logistical and regulatory risks affecting our relationships with international suppliers in China and South Korea, including increased costs due to Chinese tariffs on U.S. goods, which the Chinese government has recently implemented in retaliation to the U.S. government’s substantial changes to foreign trade policy with China;

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

We need to maintain substantial levels of inventory to protect ourselves from supply interruptions. In addition, because of the broad choice of devices we offer the many surgeon specialists who use our devices, we must maintain sufficient inventory on hand to ensure each order is filled when received, and we provide our sales representatives with trunk stock inventory to allow them to demonstrate the breath of our offering. As a result of our substantial inventory levels, we are subject to the risk that a substantial portion of our inventory could become obsolete, which could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory. For example, we introduced our Eikon LT retractor series at the beginning of 2016 which quickly displaced its predecessor the Eikon Classic retractor series. As a result, we recorded a 100% reserve against finished good inventory on hand and trunk stock inventory held by our sales representatives for the Eikon Classic retractor series for the year ended December 31, 2017. In the six months ended June 30, 2018, the ending inventory reserve balance included $0.5 million related to obsolete and slow moving inventories.

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

We periodically make adjustments to our sales organization in response to market opportunities, management changes, product introductions, and other internal and external considerations. In May 2018, in connection with our corporate restructuring, we realigned our sales force to help increase productivity. These changes could result in a temporary lack of focus and reduced productivity. In addition, these adjustments could result in our customers experiencing a change in our employees with whom they interact. Any of these changes could adversely impact individual client relationships, client retention, and sales of products to existing clients. It is also possible that these changes could adversely affect our ability to sell our products to new clients. Any such events could materially and adversely impact our business, financial condition and operating results.

If we fail to properly manage our anticipated growth, our business could suffer.

We have been growing our revenue in recent periods and have a relatively short history of operating as a commercial company. We intend to continue to grow and may experience periods of rapid growth and expansion. Future growth will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. In addition, rapid and significant growth will place a strain on our administrative personnel, information technology systems and other operational infrastructure. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals. To achieve our revenue goals, we must continue to hire, train, retain and motivate skilled personnel.

In order to manage our operations and revenue growth, we will need to continue to improve our operational and management controls, reporting and information technology systems and financial internal control procedures. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our operating results and business could suffer.

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

We currently sell our devices in the United States and began selling in Asia in June 2017 and in Europe and Australia in June 2018.  We had $20,000 and $141,000 in total international sales for the three months ended March 31, 2018 and June 30, 2018, and $0.2 million in total international sales for the six months ended June 30, 2018.

We also expect to continue to expand sales in these regions, both directly and through distributors, which will require us to identify and develop relationships with distributors who will focus on marketing our devices.

The sale and shipment of our devices across international borders, as well as the purchase of components from international sources, such as from suppliers in China and South Korea, subject us to United States and foreign governmental trade, import and export, and customs regulations and laws. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance.  Additionally, the U.S. government has called for substantial changes to foreign trade policy with China and has recently raised, and has proposed to further raise in the future, tariffs on several Chinese goods. China has retaliated with increased tariffs on U.S. goods, which we anticipate will increase our cost of doing business in China. Other laws and regulations that can significantly impact us include various anti-bribery laws, including the FCPA and anti-boycott laws, as well as export controls laws. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.

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
•

tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs implemented in July 2018 by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods, the scope and duration of which, if implemented, remains uncertain;

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

Our operations have consumed substantial amounts of cash since inception, and we anticipate our expenses will increase as we seek to continue to grow our business. We believe that our growth will depend, in part, on our ability to fund our commercialization efforts and our efforts to develop new technologies, as well as technology complementary to our current devices. Our existing resources may not allow us to conduct all of these activities that we believe would be beneficial for our future growth. As a result, we may need to seek additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. If we are unable to raise funds on favorable terms, or at all, we may not be able to support our commercialization efforts or increase our research and development activities and the growth of our business may be negatively impacted. As a result, we may be unable to compete effectively. For the six months ended June 30, 2018 and for the years ended December 31, 2017 and 2016, our net cash used in operating activities was $18.1 million, $36.9 million, and $36.6 million, respectively. As of June 30, 2018, we had working capital of $22.2 million, which included $23.9 million in cash and cash equivalents and short-term investments. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

•	the results of our commercialization efforts for our existing and future devices, including international expansion;
•	the rate at which we increase our marketing activities;
•	the establishment of high volume manufacturing;
•	the need for additional capital to fund future development programs;
•	the costs involved in obtaining and enforcing patents or any litigation by third parties regarding intellectual property; and
•	our success in entering into collaborative relationships with other parties.

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

In March 2017, we also entered into a debt agreement with MidCap (as defined below), as amended in September 2017, April 2018 and July 2018, for up to $30.0 million in term loans and up to $20.0 million under a revolving credit facility. As of June 30, 2018, we had borrowed $30.0 million in term loans and drawn down $5.4 million under our revolving credit facility. This debt arrangement imposes upon us, and any future debt financing into which we enter may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. See below for more information.  Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third-parties, it may be necessary to relinquish some rights to our technologies or our devices, or grant licenses on terms that are not favorable to us.

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

On March 10, 2017, we entered into a credit and security agreement with MidCap Financial Trust and their affiliates, or MidCap, that provides for up to $30.0 million in term loans. We amended this credit and security agreement in September 2017, April 2018 and July 31, 2018. Under the terms of the agreement, we borrowed the first term loan of $20.0 million on March 10, 2017 and an additional term loan of $10.0 million on September 26, 2017. The term loans accrue interest at a floating rate equal to 6.50% per annum, plus the greater of (i) 1.5% or (ii) one month LIBOR. Principal is payable in 39 equal monthly installments beginning January 1, 2019  until paid in full on March 1, 2022. In connection with entry into the credit and security agreement with MidCap, we terminated the HCRP loan agreement and used a portion of the term loan proceeds to repay all amounts outstanding under such agreement.

On March 10, 2017, we also entered into a separate credit and security agreement with MidCap that provides for a revolving credit facility of up to $10.0 million based on the eligible accounts receivable and inventory balances. We amended this credit and security agreement in September 2017, April 2018 and July 31, 2018.  In July 2018, the total commitments under the revolving credit facility were increased from $10.0 million to $15.0 million. As of June 30, 2018, we have outstanding borrowings of $5.4 million under this revolving credit facility. We may increase the total commitments under the revolving credit facility by up to an additional $10.0 million, subject to certain conditions. Loans under the revolving credit facility accrue interest at a floating rate equal to 3.25% per annum, plus the greater of (i) 1.5% or (ii) one month LIBOR. The facility terminates in full on March 1, 2022 unless terminated earlier. This new revolving credit facility replaces our $7.5 million accounts receivable credit facility that existed with SVB, under which no principal or interest was outstanding.

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

Borrowings under the credit agreements, as amended, with MidCap are secured by substantially all of our assets, including our intellectual property. The credit agreements, as amended, with MidCap contain customary restrictive covenants that, among other things, limit our ability to dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. We, therefore, may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lenders. We must also comply with a financial covenant relating to certain quarterly minimum Net Revenue requirements on a trailing twelve month basis. The minimum Net Revenue requirements on a trailing twelve month basis for the remainder of 2018 is $41.5 million for the period ending September 30, 2018, $42.5 million for the period ending December 31, 2018, $45.7 million for the period ending March 31, 2019, and $47.7 million for the period ending June 30, 2019.  In addition, we must comply with a minimum cash covenant of $5.0 million that is triggered if Net Revenue is not in excess of $45.0 million on a trailing twelve month basis as of December 31, 2018, which ends if and when Net Revenue is in excess of $50.0 million for any twelve month period thereafter.

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

We have registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the California Department of Public Health, or CDPH. The FDA has broad post-market and regulatory enforcement powers. We are subject to announced and unannounced inspections by FDA and the Food and Drug Branch of CDPH to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. We passed the most recent audit by the Food and Drug Branch of CDPH in February 2015, and the inspection revealed no minor or major issues. We were also subjected to an FDA inspection in April 2016 resulting in two observations. The FDA will evaluate and validate whether our corrective actions have been effective during its next routine inspection, which has not been scheduled. However, we cannot assure you that we will pass future inspections or audits by the FDA or other regulatory bodies or that the FDA will consider the observations it previously identified to be closed out.

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

In June 2017, we expanded sales to Asia.  In June 2018, we expanded sales to Europe and Australia. Prior to such date, we did not have any direct sales outside of the United States.  In addition, our corporate partners sell certain of our devices outside of the United States. Sales of our devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates the exports of medical devices from the United States. Complying with international regulatory requirements can be an expensive and a time-consuming process and clearance or approval is not certain. The time required to obtain clearances or approvals, if required by other countries, may be longer than that required for FDA clearances or approvals, and requirements for such clearances or approvals may significantly differ from FDA requirements. In certain countries we may rely upon third-party or third-party distributors to obtain all required regulatory clearances or approvals, and these distributors may be unable to obtain or maintain such clearances or approvals. Our distributors in these countries may also incur significant costs in attempting to obtain and in maintaining foreign regulatory approvals or qualifications, which could increase the difficulty of attracting and retaining qualified distributors. If these distributors experience delays in receiving necessary qualifications, clearances or approvals to market our devices outside the United States, or if they fail to receive those qualifications, clearances or approvals, we may be unable to market our devices in certain international markets effectively, or at all, which will adversely affect our results of operations and financial condition generally.

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
•

any stockholder activism, including public criticism of our company or our management team, based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business;

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

Sales of a substantial amount of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our common stock. As of June 30, 2018, we have 24,073,537 shares of common stock outstanding. In July 2016, in order to facilitate the raising of additional funds, we filed a shelf registration statement on Form S‑3 (Registration No. 333‑212395) that allows us to sell up to an aggregate of $100,000,000 of our common stock, preferred stock, warrants, depository shares and/or units, and we filed a prospectus supplement for our ATM program of up to $25.0 million. In August 2016 and March 2018, we sold 3,220,000 shares and 6,800,000 shares, respectively, in secondary offerings pursuant to this shelf registration and a prospectus supplement for each offering.

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

As of June 30, 2018, our stockholders holding more than 5% of our capital stock, and their affiliates, own a significant portion of our outstanding common stock. To the extent our existing stockholders purchase additional shares, this ownership concentration would increase. As a result, if these stockholders were to choose to act together, they would exercise significant influence over most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets. This concentration of ownership could limit the ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Item 3.        Defaults Upon Senior Securities.

Not applicable.

Item 4.        Mine Safety Disclosures.

Not applicable.

Item 5.        Other Information.

Amendment to Credit Agreements

On July 31, 2018, the Company entered into an Amendment No. 3 to Credit and Security Agreement (Term Loan) (the “Term Loan Amendment”) to its Credit and Security Agreement (Term Loan), dated as of March 10, 2017 (as amended, the “Term Loan Credit Agreement”), with MidCap Financial Trust, as agent, the lenders party thereto and the Company. Pursuant to the Term Loan Amendment, the Company revised the financial covenant relating to certain quarterly minimum Net Revenue (as defined in the Term Loan Credit Agreement) requirements on a trailing twelve month basis and added a minimum cash covenant of $5.0 million that is triggered if Net Revenue (as defined in the Term Loan Credit Agreement) is not in excess of $45.0 million  on a trailing twelve month basis as of December 31, 2018, which ends if and when Net Revenue is in excess of $50.0 million for any twelve month period thereafter.  The Term Loan Amendment also revised the repayment schedule such that principal on each term loan advance is now payable in 39 equal monthly installments beginning January 1, 2019 until paid in full on March 1, 2022.  The Exit Fee (as defined in the Term Loan Credit Agreement) was also increased from 6.5% of the total amount of all term loans advanced under the Term Loan Credit Agreement, to 7.0% of the total amount of all term loans advanced under the Term Loan Credit Agreement.  The other terms of the Term Loan Credit Agreement remain as previously disclosed.

In connection with the Term Loan Amendment, the Company also entered into an Amendment No. 3 to Credit and Security Agreement (Revolving Loan) (the “Revolving Loan Amendment”) to its Credit and Security Agreement (Revolving Loan), dated as of March 10, 2017 (as amended, the “Revolving Loan Credit Agreement”), with MidCap Financial Trust, as agent, the lenders party thereto and the Company.  Pursuant to the Revolving Loan Amendment, the Company revised the financial covenant relating to certain quarterly minimum Net Revenue (as defined in the Revolving Loan Credit Agreement) requirements on a trailing twelve month basis, which financial covenant revision is identical to the amendment to the financial covenant in the Term Loan Credit Agreement described above. The Revolving Loan Amendment added a minimum cash covenant relating to minimum cash requirements, which is identical to the minimum cash covenant in the Term Loan Credit Agreement described above. Additionally, the total commitments under the Revolving Loan Credit Agreement were increased from $10.0 million to $15.0 million. The Company may increase the total commitments under the Revolving Loan Credit Agreement by an additional $10.0 million, subject to certain conditions. The other terms of the Revolving Loan Credit Agreement remain as previously disclosed.

The foregoing description of the Term Loan Amendment and the Revolving Loan Amendment do not purport to be complete and are qualified in their entirety by reference to the Term Loan Amendment and the Revolving Loan Amendment, copies of which are attached hereto as Exhibits 10.1 and 10.2, respectively, and incorporated herein by reference.

Item 6.        Exhibits

Exhibit Number	Description

10.1	Amendment No. 3 to Credit and Security Agreement (Term Loan), dated as of July 31, 2018, by and among the Company, MidCap Financial Trust, as Agent, and the lenders party thereto.

10.2	Amendment No. 3 to Credit and Security Agreement (Revolving Loan), dated as of July 31, 2018, by and among the Company, MidCap Financial Trust, as Agent, and the lenders party thereto.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Invuity, Inc.

Date: August 3, 2018	By:	/s/ Scott Flora
Scott Flora
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2018	By:	/s/ James Mackaness
James Mackaness
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)